Form 10-Q
period 1995-06-30
IEA INCOME FUND VII
filed 1995-08-11
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         -------    -------


                         Commission file number 0-16834

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


           California                                            94-2966976
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)               (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .  No           .
                                               ---------      ----------

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                           2

           Statements of Operations for the three and six months ended June 30, 1995 and 1994         3
           (unaudited)

           Statements of Cash Flows for the six months ended June 30, 1995 and 1994                   4
           (unaudited)

           Notes to Financial Statements (unaudited)                                                  5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                 8
           Operations


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                           10

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                 June 30,         December 31,
                                                                   1995               1994
                                                                ----------        ------------
                  Assets
                  ------
Current assets:
   Cash, includes $156,258 at June 30, 1995 and $82,301
      at December 31, 1994 in interest-bearing accounts         $  158,027         $   95,145
   Short-term investments                                          200,424            200,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                              207,791            198,083
                                                                ----------         ----------

           Total current assets                                    566,242            493,228
                                                                ----------         ----------

Container rental equipment, at cost                              4,967,594          5,040,541
   Less accumulated depreciation                                 2,164,878          2,055,533
                                                                ----------         ----------
      Net container rental equipment                             2,802,716          2,985,008
                                                                ----------         ----------

                                                                $3,368,958         $3,478,236
                                                                ==========         ==========

             Partners' Capital
             -----------------

Partners' capital:
   General partners                                             $    2,133         $    1,528
   Limited partners                                              3,366,825          3,476,708
                                                                ----------         ----------

           Total partners' capital                               3,368,958          3,478,236
                                                                ----------         ----------

                                                                $3,368,958         $3,478,236
                                                                ==========         ==========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended           Six Months Ended
                                                   --------------------       ---------------------
                                                   June 30,    June 30,       June 30,     June 30,
                                                     1995        1994           1995         1994
                                                   --------    --------       --------     --------
Net lease revenue (notes 1 and 3)                  $241,269    $230,911       $470,246     $481,483

Other operating expenses:
  Depreciation                                       70,548      71,737        141,634      143,903
  Other general and administrative expenses          12,279       8,415         19,267       12,739
                                                   --------    --------       --------     --------
                                                     82,827      80,152        160,901      156,642
                                                   --------    --------       --------     --------
    Earnings from operations                        158,442     150,759        309,345      324,841

Other income:
  Interest income                                     4,816       3,218          9,087        5,800
  Net gain on disposal of equipment                   4,283      10,004         12,129       28,530
                                                   --------    --------       --------     --------
                                                      9,099      13,222         21,216       34,330
                                                   --------    --------       --------     --------
    Net earnings                                   $167,541    $163,981       $330,561     $359,171
                                                   ========    ========       ========     ========
Allocation of net earnings:
  General partners                                 $ 23,233    $ 22,257         44,591     $ 51,388
  Limited partners                                  144,308     141,724        285,970      307,783
                                                   --------    --------       --------     --------
                                                   $167,541    $163,981       $330,561     $359,171
                                                   ========    ========       ========     ========
Limited partners' per unit share of net earnings   $     15    $     15       $     31     $     33
                                                   ========    ========       ========     ========



        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                       Six Months Ended
                                                                 ----------------------------
                                                                  June 30,          June 30,
                                                                    1995              1994
                                                                 ---------         ---------
Net cash provided by operating activities                        $ 469,020         $ 476,786

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                               34,125            29,862
  Acquisition fees paid to managing general partner                    -              (5,696)
                                                                 ---------         ---------

         Net cash provided by investing activities                  34,125            24,166
                                                                 ---------         ---------

Cash flows used in financing activities:
  Distribution to partners                                        (439,839)         (497,823)
                                                                 ---------         ---------

Net increase in cash and cash equivalents                           63,306             3,129

Cash and cash equivalents at January 1                             295,145           389,916
                                                                 ---------         ---------

Cash and cash equivalents at June 30                             $ 358,451         $ 393,045
                                                                 =========         =========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Income Fund VII, A California Limited Partnership (the "Partnership") was organized under the laws of the State of California on June 27, 1985 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include seven individuals, one is an officer of CCC. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.




                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                                  June 30,       December 31,
                                                                    1995             1994
                                                                  --------       ------------
          Lease receivables, net of doubtful accounts
             of $88,999 at June 30, 1995 and $74,821 at
             December 31, 1994                                    $423,049         $402,001
          Less:
          Direct operating payables and accrued expenses            96,304           59,495
          Damage protection reserve                                 49,620           75,199
          Base management fees                                      39,710           39,446
          Reimbursed administrative expenses                         3,751            6,780
          Incentive fees                                            25,873           22,998
                                                                  --------         --------
                                                                  $207,791         $198,083
                                                                  ========         ========



                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                                     Three Months Ended         Six Months Ended
                                                     -------------------      -------------------
                                                     June 30,   June 30,      June 30,   June 30,
                                                       1995       1994          1995       1994
                                                     --------   --------      --------   --------
          Rental revenue                             $381,036   $365,588      $747,186   $718,379

          Rental equipment
            operating expenses                         66,621     71,853       135,198    128,952
          Base management fees                         24,614     26,522        50,614     47,312
          Reimbursed administrative expenses           19,785     18,612        39,383     42,942
          Incentive fees                               28,747     17,690        51,745     17,690
                                                     --------   --------      --------   --------
                                                     $241,269   $230,911      $470,246   $481,483
                                                     ========   ========      ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $11,463. The Registrant will distribute these sales proceeds and $197,927 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

     Net lease receivables due from the Leasing Company increased approximately $9,708 from December 31, 1994. Direct operating payables and accrued expense, a component of net lease receivables, increased $36,809, primarily as a result of a $27,175 increase in deferred revenue from advance billings to container lessees. This increase was partially offset by a $25,579 reduction in the reserve for container repairs covered by the damage protection plan. During the first six months of 1995, this reserve was impacted by the Registrant's declining fleet size and the number of containers covered under the plan.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers, which contributed to an increase in the Registrant's gross lease revenues, a component of net lease revenues. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                    Three Months Ended         Six Months Ended
                                                   --------------------      --------------------
                                                   June 30,    June 30,      June 30,    June 30,
                                                     1995        1994          1995        1994
                                                   --------    --------      --------    --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))          3,045       3,107         3,063       3,114
         Average Utilization                           88%         88%           88%         87%

     Incentive fees, which are based on the operating performance of the fleet and sales proceeds, are incurred only after the limited partners receive an 8% cumulative, compounded (daily), annual return on their Adjusted Capital Contribution. This threshold was not reached until the second quarter of 1994, and accordingly, contributed to the $11,057 and $34,055 increases during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IEA INCOME FUND VII,
                                  A California Limited Partnership

                                  By    Cronos Capital Corp.
                                        The Managing General Partner



                                  By     /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                               Description
- -------                             -----------
  27                          Financial Data Schedule