Form 10-Q
period 1995-09-30
IEA INCOME FUND VII
filed 1995-11-13
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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
                                        ---       ---

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              8
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                       10

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                   September 30,     December 31,
                                                                       1995              1994
                                                                   -------------     ------------
                  Assets
                  ------
Current assets:
   Cash, includes $136,399 at September 30, 1995 and $82,301
      at December 31, 1994 in interest-bearing accounts             $  136,622        $   95,145
   Short-term investments                                              250,000           200,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                  171,893           198,083
                                                                    ----------        ----------

           Total current assets                                        558,515           493,228
                                                                    ----------        ----------

Container rental equipment, at cost                                  4,936,696         5,040,541
   Less accumulated depreciation                                     2,220,806         2,055,533
                                                                    ----------        ----------
      Net container rental equipment                                 2,715,890         2,985,008
                                                                    ----------        ----------

                                                                    $3,274,405        $3,478,236
                                                                    ==========        ==========

             Partners' Capital
             -----------------
Partners' capital:
   General partners                                                 $    2,053        $    1,528
   Limited partners                                                  3,272,352         3,476,708
                                                                    ----------        ----------

           Total partners' capital                                   3,274,405         3,478,236
                                                                    ----------        ----------

                                                                    $3,274,405        $3,478,236
                                                                    ==========        ==========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                               Three Months Ended               Nine Months Ended
                                                          -----------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                              1995            1994            1995            1994
                                                          -------------   -------------   -------------   -------------

Net lease revenue (notes 1 and 3)                           $203,822        $179,673        $674,067        $661,156
Other operating expenses:
  Depreciation                                                70,074          71,542         211,708         215,445
  Other general and administrative expenses                    1,969           6,332          21,236          19,071
                                                            --------        --------        --------        --------
                                                              72,043          77,874         232,944         234,516
                                                            --------        --------        --------        --------

    Earnings from operations                                 131,779         101,799         441,123         426,640

Other income:
  Interest income                                              4,305           3,583          13,392           9,383
  Net gain on disposal of equipment                            2,221           2,356          14,350          30,886
                                                            --------        --------        --------        --------
                                                               6,526           5,939          27,742          40,269
                                                            --------        --------        --------        --------
    Net earnings                                            $138,305        $107,738        $468,865        $466,909
                                                            ========        ========        ========        ========

Allocation of net earnings:

  General partners                                          $ 23,208        $ 24,768        $ 67,798        $ 76,156
  Limited partners                                           115,097          82,970         401,067         390,753
                                                            --------        --------        --------        --------
                                                            $138,305        $107,738        $468,865        $466,909
                                                            ========        ========        ========        ========
Limited partners' per unit share of net earnings            $     12        $      9        $     43        $     42
                                                            ========        ========        ========        ========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                           -------------------------------
                                                                           September 30,     September 30,
                                                                               1995               1994
                                                                           -------------     -------------

Net cash provided by operating activities                                  $   704,615         $  675,901

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                                           59,557             55,381
  Acquisition fees paid to managing general partner                                -              (5,696)
                                                                           -----------         ----------

         Net cash provided by investing activities                              59,557             49,685
                                                                           -----------         ----------

Cash flows used in financing activities:
  Distribution to partners                                                   (672,695)          (755,458)
                                                                           -----------         ----------

Net increase (decrease) in cash and cash equivalents                            91,477           (29,872)

Cash and cash equivalents at January 1                                         295,145            389,916
                                                                           -----------         ----------

Cash and cash equivalents at September 30                                  $   386,622         $  360,044
                                                                           ===========         ==========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


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


                                                                     (Continued)
                                        5

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                 September 30,    December 31,
                                                                     1995             1994
                                                                 -------------    ------------

           Lease receivables, net of doubtful accounts
              of $81,671 at September 30, 1995 and $74,821
              at December 31, 1994                                $  383,036       $  402,001
           Less:
           Direct operating payables and accrued expenses             99,196           59,495
           Damage protection reserve                                  39,674           75,199
           Base management fees                                       38,608           39,446
           Reimbursed administrative expenses                          4,917            6,780
           Incentive fees                                             28,748           22,998
                                                                  ----------       ----------
                                                                  $  171,893       $  198,083
                                                                  ==========       ==========


                                                                     (Continued)
                                       6

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                        Three Months Ended                Nine Months Ended
                                                   ------------------------------   -----------------------------
                                                   September 30,    September 30,   September 30,   September 30,
                                                       1995             1994            1995            1994
                                                   -------------    -------------   -------------   -------------

           Rental revenue                         $   360,169      $   360,893     $  1,107,354     $  1,079,272

           Rental equipment
             operating expenses                        81,464          103,842          216,662          232,794
           Base management fees                        24,222           28,218           74,836           75,530
           Reimbursed administrative expenses          21,914           21,717           61,297           64,659
           Incentive fees                              28,747           27,443           80,492           45,133
                                                  -----------      -----------     ------------     ------------

                                                  $   203,822      $   179,673     $    674,067     $    661,156
                                                  ===========      ===========     ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $23,285. The Registrant will distribute these sales proceeds and $197,927 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

     Net lease receivables due from the Leasing Company declined 13% from December 31, 1994. Contributing to this decline was a 67% increase in direct operating payables and accrued expenses, arising from an increase in deferred revenue from advance billings to container lessees. During the first nine months of 1995, the reserve for container repairs covered by the damage protection plan was impacted by a reduction in the number of containers covered under the plan, resulting in a 47% decline, partially offsetting the increase in direct operating payables and accrued expenses.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $203,822, an increase of 13% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $360,169, as compared to $360,893 for the same period last year. For the first nine months of 1995, net lease revenue was $674,067, an increase of 2% over the first nine months of 1994. Gross rental revenue increased 3% to $1,107,354 over the same nine-month period.

     Gross rental revenue experienced little change when compared with the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly smaller fleet size, as well as level utilization rates. Competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                        Three Months Ended                Nine Months Ended
                                                   ------------------------------   -----------------------------
                                                   September 30,    September 30,   September 30,   September 30,
                                                       1995             1994            1995            1994
                                                   -------------    -------------   -------------   -------------

         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))            3,027            3,094            3,052           3,107
         Average Utilization                             88%              88%              88%             87%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     A slightly smaller fleet size, combined with a decline in the provision for repairs covered by the damage protection plan, contributed to a decline in rental equipment operating expenses of 22% and 7%, respectively, when compared to the same three and nine-month periods ended September 30, 1994.

     Incentive fees, which are based on the operating performance of the fleet and sales proceeds, are incurred only after the limited partners receive an 8% cumulative, compounded (daily), annual return on their Adjusted Capital Contribution. This threshold was not reached until the second quarter of 1994, and accordingly, contributed to the $1,304 and $35,359 increases in incentive fees during the three and nine-month periods ended September 30, 1995, respectively, as compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document



          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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


                                    IEA INCOME FUND VII,
                                    A California Limited Partnership

                                    By   Cronos Capital Corp.
                                         The Managing General Partner



                                    By   /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer


Date:  November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
           No.                                              Description
           ---                                              -----------

           27                                          Financial Data Schedule