Form 10-Q
period 1996-03-31
IEA INCOME FUND VII
filed 1996-05-15
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____



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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996
                                TABLE OF CONTENTS

                                                                                                     PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                               March 31,      December 31,
                                                                 1996            1995
                                                                 ----            ----


                   Assets
                   ------
Current assets:

    Cash, includes $121,801 at March 31, 1996 and $132,105
       at December 31, 1995 in interest-bearing accounts       $  128,895     $  132,486
    Short-term investments                                        200,403        251,219
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            165,510        153,232
                                                               ----------     ----------

           Total current assets                                   494,808        536,937
                                                               ----------     ----------

Container rental equipment, at cost                             4,868,137      4,916,860
    Less accumulated depreciation                               2,327,157      2,282,549
                                                               ----------     ----------
       Net container rental equipment                           2,540,980      2,634,311
                                                               ----------     ----------

                                                               $3,035,788     $3,171,248
                                                               ==========     ==========

              Partners' Capital
              -----------------

Partners' capital:

    General partners                                           $    4,880     $    5,025
    Limited partners                                            3,030,908      3,166,223
                                                               ----------     ----------

           Total partners' capital                              3,035,788      3,171,248
                                                               ----------     ----------

                                                               $3,035,788     $3,171,248
                                                               ==========     ==========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended
                                                     ------------------
                                                    March 31,     March 31,
                                                      1996          1995
                                                      ----          ----


Net lease revenue (notes 1 and 3)                    $178,095     $228,977

Other operating expenses:

   Depreciation                                        69,744       71,086
   Other general and administrative expenses            4,458        6,988
                                                     --------     --------
                                                       74,202       78,074
                                                     --------     --------

     Earnings from operations                         103,893      150,903

Other income:

   Interest income                                      4,265        4,271
   Net gain on disposal of equipment                    8,642        7,846
                                                     --------     --------
                                                       12,907       12,117
                                                     --------     --------

     Net earnings                                    $116,800     $163,020
                                                     ========     ========

Allocation of net earnings:

   General partners                                  $ 25,081     $ 21,358
   Limited partners                                    91,719      141,662
                                                     --------     --------

                                                     $116,800     $163,020
                                                     ========     ========

Limited partners' per unit share of net earnings     $   9.85     $  15.21
                                                     ========     ========






        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended
                                                           ------------------
                                                         March 31,      March 31,
                                                           1996           1995
                                                           ----           ----


Net cash provided by (used in) operating activities      $(185,851)     $ 253,038


Cash flows provided by investing activities:
   Proceeds from disposal of equipment                     383,704         15,050


Cash flows used in financing activities:
   Distribution to partners                               (252,260)      (206,983)
                                                         ---------      ---------


Net increase (decrease) in cash and cash equivalents       (54,407)        61,105


Cash and cash equivalents at January 1                     383,705        295,145
                                                         ---------      ---------


Cash and cash equivalents at March 31                    $ 329,298      $ 356,250
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.


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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:



                                                   March 31,   December 31,
                                                     1996         1995

          Lease receivables, net of doubtful accounts
             of $96,039 at March 31, 1996 and $89,590
             at December 31, 1995                            $346,118     $348,445
          Less:
          Direct operating payables and accrued expenses       73,841       81,993
          Damage protection reserve                            46,685       42,177
          Base management fees                                 31,272       35,812
          Reimbursed administrative expenses                    5,453        6,124
          Incentive fees                                       23,357       29,107
                                                             --------     --------

                                                             $165,510     $153,232
                                                             ========     ========





                                                                     (Continued)

                              IEA INCOME FUND VII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:


                                                            Three Months Ended
                                                            ------------------
                                                           March 31,     March 31,
                                                              1996         1995
                                                              ----         ----

                     Rental revenue                          $326,136     $366,150
                     Rental equipment operating expenses       86,169       68,577
                     Base management fees                      21,562       26,000
                     Reimbursed administrative expenses        18,031       19,598
                     Incentive fees                            22,279       22,998
                                                             --------     --------

                                                             $178,095     $228,977
                                                             ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      During the first quarter of 1996, the Registrant disposed of 18 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At March 31, 1996, 93% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, and was comprised of the following:



                                   20-Foot   40-Foot
                                   -------   -------

       Containers on lease:
           Term leases                74       120
           Master lease              657       680
                                     ---     -----
                Subtotal             731       800
       Containers off lease          210       217
                                     ---     -----
           Total container fleet     941     1,017
                                     ===     =====



                                                   20-Foot           40-Foot
                                                   -------           -------
                                                Units      %       Units      %
                                                -----      -       -----      -

          Total purchases                       1,001     100%     1,104     100%
              Less disposals                       60       6%        87       8%
                                                -----     ---      -----     ---
          Remaining fleet at March 31, 1996       941      94%     1,017      92%
                                                =====     ===      =====     ===


      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. The decline in fleet size and related operating results also contributed to the increase in net lease receivables, as direct operating payables, reimbursed administrative expenses payable, base management and incentive fees payable declined.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 80% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

   2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $178,095, a decline of approximately 22% from the first quarter of 1995. Approximately 7% of the Registrant's net earnings for the three-month period ended March 31, 1996 were from gain on disposal of equipment, as compared to 5% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1996 was $326,136, reflecting a decline of 11% from the same three-month period in 1995. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and March 31, 1995 were as follows:



                                                   Three Months Ended
                                                   ------------------
                                                   March 31,   March 31,
                                                     1996        1995
                                                     ----        ----

          Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))     2,991      3,074
          Average Utilization                           80%        87%


      The Registrant's declining fleet size contributed to a 2% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 26% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 19% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits


 Exhibit
   No.                            Description                                                      Method of Filing
   ---                            -----------                                                      ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of December 1, 1986

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996


- ------------------------

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

                                     IEA INCOME FUND VII,

                                     A California Limited Partnership

                                     By  Cronos Capital Corp.
                                         The Managing General Partner

                                     By   /s/ JOHN KALLAS
                                          -------------------

                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX


 Exhibit
   No.                                Description                                                 Method of Filing
   ---                                -----------                                                 ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of December 1, 1986

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document








- ------------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)