Form 10-Q
period 1996-06-30
IEA INCOME FUND VII
filed 1996-08-13
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                    June 30,           December 31,
                                                                                      1996                 1995
                                                                                    --------           ------------

                   Assets
Current assets:
     Cash, includes $79,710 at June 30, 1996 and $132,105
         at December 31, 1995 in interest-bearing accounts                         $   79,812           $  132,486
     Short-term investments                                                           225,000              251,219
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                              194,211              153,232
                                                                                   ----------           ----------
           Total current assets                                                       499,023              536,937
                                                                                   ----------           ----------
Container rental equipment, at cost                                                 4,780,396            4,916,860
    Less accumulated depreciation                                                   2,342,552            2,282,549
                                                                                   ----------           ----------
       Net container rental equipment                                               2,437,844            2,634,311
                                                                                   ----------           ----------
                                                                                   $2,936,867           $3,171,248
                                                                                   ==========           ==========
              Partners' Capital
Partners' capital:
     General partners                                                              $    7,195           $    5,025
     Limited partners                                                               2,929,672            3,166,223
                                                                                   ----------           ----------
              Total partners' capital                                               2,936,867            3,171,248
                                                                                   ----------           ----------
                                                                                   $2,936,867           $3,171,248
                                                                                   ==========           ==========

        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended                   Six Months Ended
                                                          ------------------------          ------------------------
                                                          June 30,        June 30,          June 30,        June 30,
                                                            1996            1995              1996            1995
                                                          --------        --------          --------        --------


Net lease revenue (notes 1 and 3)                         $156,554       $241,269           $334,649        $470,246
Other operating expenses:
     Depreciation                                           68,293         70,548            138,037         141,634
     Other general and administrative expenses               4,619         12,279              9,077          19,267
                                                          --------       --------           --------        --------
                                                            72,912         82,827            147,114         160,901
                                                          --------       --------           --------        --------
         Earnings from operations                           83,642        158,442            187,535         309,345

Other income:
     Interest income                                         4,054          4,816              8,319           9,087
     Net gain on disposal of equipment                      23,599          4,283             32,241          12,129
                                                          --------       --------           --------        --------
                                                            27,653          9,099             40,560          21,216
                                                          --------       --------           --------        --------
         Net earnings                                     $111,295       $167,541           $228,095        $330,561
                                                          ========       ========           ========        ========
Allocation of net earnings:
     General partners                                     $ 23,336       $ 23,233           $ 48,417        $ 44,591
     Limited partners                                       87,959        144,308            179,678         285,970
                                                          --------        -------            -------         -------
                                                          $111,295       $167,541           $228,095        $330,561
                                                          ========       ========           ========        ========
Limited partners' per unit share of net earnings          $   9.44       $  15.49           $  19.29        $  30.70
                                                          ========       ========           ========        ========

        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                      -----------------------
                                                                                      June 30,       June 30,
                                                                                       1996            1995
                                                                                      --------       --------

Net cash provided by operating activities                                           $ 328,000         $ 469,020

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                                               55,583            34,125

Cash flows used in financing activities:
     Distribution to partners                                                        (462,476)         (439,839)
                                                                                      -------           -------

Net increase (decrease) in cash and cash equivalents                                  (78,893)           63,306

Cash and cash equivalents at January 1                                                383,705           295,145
                                                                                      -------           -------

Cash and cash equivalents at June 30                                                $ 304,812         $ 358,451
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                          June 30,       December 31,
                                                                            1996             1995
                                                                          --------       ------------

          Lease receivables, net of doubtful accounts
               of $109,405 at June 30, 1996 and $89,590 at
               December 31, 1995                                          $368,332          $348,445
          Less:
          Direct operating payables and accrued expenses                    80,953            81,993
          Damage protection reserve                                         36,871            42,177
          Base management fees                                              29,884            35,812
          Reimbursed administrative expenses                                 5,212             6,124
          Incentive fees                                                    21,201            29,107
                                                                          --------          --------

                                                                          $194,211          $153,232
                                                                          ========          ========

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                                          Three Months Ended               Six Months Ended
                                                         ----------------------          ----------------------
                                                         June 30,      June 30,          June 30,      June 30,
                                                           1996          1995              1996           1995
                                                         --------      --------          --------      --------

         Rental revenue                                 $292,949        $381,036         $619,085      $747,186

         Rental equipment operating expenses              79,155          66,621          165,324       135,198
         Base management fees                             19,181          24,614           40,743        50,614
         Reimbursed administrative expenses               16,858          19,785           34,889        39,383
         Incentive fees                                   21,201          28,747           43,480        51,745
                                                        --------        --------         --------      --------
                                                        $156,554        $241,269         $334,649      $470,246
                                                        ========        ========         ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      During the first six months of 1996, the Registrant disposed of 58 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At June 30, 1996, 91% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, comprised as follows:

                                                         20-Foot             40-Foot
                                                         -------             -------
         Containers on lease:
              Term leases                                    74                 108
              Master lease                                  637                 687
                                                            ---                 ---
                  Subtotal                                  711                 795
              Containers off lease                          216                 196
                                                            ---                 ---
                  Total container fleet                     927                 991
                                                            ===                 ===


                                                        20-Foot               40-Foot
                                                     -------------         -------------
                                                     Units      %          Units      %
                                                     -----     ---         -----     ---

              Total purchases                         1,001    100%         1,104    100%
           Less disposals                                74      7%           113     10%
                                                      -----    ---          -----    ---
Remaining fleet at June 30, 1996                        927     93%           991     90%
                                                      =====    ===          =====    ===

      Net lease receivables at June 30, 1996 increased when compared to the December 31, 1995 balance, as cash collections of outstanding lease receivables slowed. The decline in fleet size and its operating performance also contributed to the increase in net lease receivables, as direct operating payables, reimbursed administrative expenses payable, base management and incentive fees payable declined.

      During the second quarter of 1996, distributions from operations and sales proceeds amounted to $210,216, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $252,260 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 79% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $156,554, and $334,649, respectively, a decline of 35% and 29% from the same three and six-month periods in the prior year, respectively. Approximately 21% and 14% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 3% and 4% for the same three and six-month periods in the prior year, respectively. As the Registrant disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $292,949, and $619,085, respectively, reflecting a decline of 23% and 17% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                         Three Months Ended                  Six Months Ended
                                                     ------------------------            -----------------------
                                                     June 30,        June 30,            June 30,       June 30,
                                                        1996            1995               1996           1995
                                                     --------        --------            --------       --------

         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))      2,941           3,045              2,966          3,063
         Average Utilization                              79%             88%                79%            88%


      The Registrant's declining fleet size contributed to a 3% decline in depreciation expense in each of the three and six-month periods ended June 30, 1996, respectively, when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 27% of the Registrant's gross lease revenue during each of the three and six-month periods ended June 30, 1996, respectively, as compared to 17% and 18% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
        No.                              Description                                          Method of Filing
      -------                            -----------                                          ----------------

        3(a)   Limited  Partnership Agreement of the Registrant, amended and                  *
               restated as of December 1, 1986

        3(b)   Certificate of Limited Partnership of the Registrant                           **

        27     Financial Data Schedule                                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996








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

                            IEA INCOME FUND VII,
                            A California Limited Partnership

                            By     Cronos Capital Corp.
                                   The Managing General Partner


                            By      /s/ JOHN KALLAS
                                   -------------------------------------
                                    John Kallas
                                    Vice President, Chief Financial Officer
                                    Principal Accounting Officer

Date:  August 13, 1996

                                 EXHIBIT INDEX


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