Form 10-Q
period 1996-09-30
IEA INCOME FUND VII
filed 1996-11-12
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             ------    ------

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and
          December 31, 1995                                                   4

          Statements of Operations for the three and nine months
          ended September 30, 1996 and 1995 (unaudited)                       5

          Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995 (unaudited)                             6

          Notes to Financial Statements (unaudited)                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                    September 30,    December 31,
                                                                         1996           1995
                                                                    -------------    ------------
                               Assets
Current assets:
    Cash, includes $106,299 at September 30, 1996 and $132,105
         at December 31, 1995 in interest-bearing accounts           $  106,645       $  132,486
    Short-term investments                                              250,633          251,219
    Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                143,471          153,232
                                                                     ----------       ----------

           Total current assets                                         500,749          536,937
                                                                     ----------       ----------

Container rental equipment, at cost                                   4,732,995        4,916,860
   Less accumulated depreciation                                      2,386,660        2,282,549
                                                                     ----------       ----------
      Net container rental equipment                                  2,346,335        2,634,311
                                                                     ----------       ----------

                                                                     $2,847,084       $3,171,248
                                                                     ==========       ==========

                         Partners' Capital

Partners' capital:
    General partners                                                 $    8,945       $    5,025
    Limited partners                                                  2,838,139        3,166,223
                                                                     ----------       ----------

             Total partners' capital                                  2,847,084        3,171,248
                                                                     ----------       ----------

                                                                     $2,847,084       $3,171,248
                                                                     ==========       ==========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended             Nine Months Ended
                                                     ----------------------------  ----------------------------
                                                     September 30,  September 30,  September 30,  September 30,
                                                         1996           1995           1996           1995
                                                     -------------  -------------  -------------  -------------
Net lease revenue (notes 1 and 3)                      $151,376       $203,822       $486,025       $674,067

Other operating expenses:
  Depreciation                                           67,336         70,074        205,373        211,708
  Other general and administrative expenses               6,267          1,969         15,344         21,236
                                                       --------       --------       --------       --------
                                                         73,603         72,043        220,717        232,944
                                                       --------       --------       --------       --------
    Earnings from operations                             77,773        131,779        265,308        441,123
Other income:
  Interest income                                         4,345          4,305         12,664         13,392
  Net gain on disposal of equipment                      18,911          2,221         51,152         14,350
                                                       --------       --------       --------       --------
                                                         23,256          6,526         63,816         27,742
                                                       --------       --------       --------       --------
    Net earnings                                       $101,029       $138,305       $329,124       $468,865
                                                       ========       ========       ========       ========
Allocation of net earnings:
  General partners                                     $ 20,831       $ 23,208       $ 69,248       $ 67,798
  Limited partners                                       80,198        115,097        259,876        401,067
                                                       --------       --------       --------       --------
                                                       $101,029       $138,305       $329,124       $468,865
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $   8.61       $  12.36       $  27.90       $  43.06
                                                       ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Nine Months Ended
                                                                -----------------
                                                          September 30,    September 30,
                                                              1996             1995
                                                              ----             ----
Net cash provided by operating activities                  $ 509,542        $ 704,615

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                        117,319           59,557

Cash flows used in financing activities:
  Distribution to partners                                  (653,288)        (672,695)
                                                           ---------        ---------

Net increase (decrease) in cash and cash equivalents         (26,427)          91,477

Cash and cash equivalents at January 1                       383,705          295,145
                                                           ---------        ---------

Cash and cash equivalents at September 30                  $ 357,278        $ 386,622
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                   September 30,      December 31,
                                                                       1996               1995
                                                                       ----               ----
          Lease receivables, net of doubtful accounts
              of $96,527 at September 30, 1996 and $89,590 at
              December 31, 1995                                     $   308,727       $   348,445
          Less:
          Direct operating payables and accrued expenses                 78,004            81,993
          Damage protection reserve                                      31,123            42,177
          Base management fees                                           27,152            35,812
          Reimbursed administrative expenses                              4,901             6,124
          Incentive fees                                                 24,076            29,107
                                                                    -----------       -----------

                                                                    $   143,471       $   153,232
                                                                    ===========       ===========




                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:


                                             Three Months Ended             Nine Months Ended
                                             ------------------             -----------------
                                        September 30,  September 30,  September 30,   September 30,
                                            1996           1995           1996            1995
                                            ----           ----           ----            ----
Rental revenue                            $282,936       $360,169       $902,021       $1,107,354
Rental equipment operating expenses         71,150         81,464        236,474          216,662
Base management fees                        19,439         24,222         60,182           74,836
Reimbursed administrative expenses          16,895         21,914         51,784           61,297
Incentive fees                              24,076         28,747         67,556           80,492
                                          --------       --------       --------       ----------

                                          $151,376       $203,822       $486,025       $  674,067
                                          ========       ========       ========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

     During the first nine months of 1996, the Registrant disposed of 79 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At September 30, 1996, 90% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, comprised as follows:

                                                         20-Foot            40-Foot
                                                         -------            -------
         Containers on lease:
             Term leases                                   64                115
             Master lease                                 616                654
                                                          ---                ---
                 Subtotal                                 680                769
         Containers off lease                             237                211
                                                          ---                ---
                 Total container fleet                    917                980
                                                          ===                ===


                                                        20-Foot              40-Foot
                                                        -------              -------
                                                   Units       %        Units       %
                                                   -----       -        -----       -
Total purchases                                    1,001     100%        1,104    100%
   Less disposals                                     84       8%          124     11%
                                                   -----     ---         -----    ---
Remaining fleet at September 30, 1996                917      92%          980     89%
                                                   =====     ===         =====    ===


     Net lease receivables at September 30, 1996, declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a diminishing fleet size, and its related operating performance. The diminishing fleet size and its related operating performance also contributed to a decline in operating payables, damage protection reserve, reimbursed administrative expenses payable, base management and incentive fees payable.

     During the third quarter of 1996, distributions from operations and sales proceeds amounted to $190,812, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents a decline from the $210,216 distributed during the second quarter of 1996, reflecting distributions for the first quarter of 1996. The Registrant's disposal activity should result in lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals and collection of the related receivables.

     The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's utilization rate has declined from an average of 87% at December 31, 1995 to an average of 77% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the result from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

         Net lease revenue for the three and nine-month periods ended September 30, 1996 was $151,376, and $486,025, respectively, a decline of 26% and 28% from the same three and nine-month periods in the prior year, respectively. Approximately 19% and 16% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 2% and 3% for the same three and nine-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

         Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $282,936, and $902,021, respectively, reflecting a decline of 21% and 19% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 5% and 3%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:


                                               Three Months Ended                Nine Months Ended
                                               ------------------                -----------------
                                          September 30,    September 30,    September 30,    September 30,
                                              1996             1995             1996             1995
                                              ----             ----             ----             ----
Average Fleet Size (measured in
   twenty-foot equivalent units (TEU))       2,888            3,027            2,940            3,052
Average Utilization                             78%              88%              79%              88%

         The Registrant's declining fleet size contributed to a 4% and 3% decline in depreciation expense when compared to the same three and nine-month periods ended September 30, 1996, respectively. Rental equipment operating expenses were 25% and 26% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 23% and 20% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

           Exhibit
              No.                                 Description                                    Method of Filing
              ---                                 -----------                                    ----------------
             3(a)      Limited Partnership Agreement of the Registrant, amended and              *
                       restated as of December 1, 1986

             3(b)      Certificate of Limited Partnership of the Registrant                      **

             27        Financial Data Schedule                                                   Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996




----------

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



                                IEA INCOME FUND VII,
                                A California Limited Partnership

                                By  Cronos Capital Corp.
                                    The Managing General Partner



                                By  /s/ JOHN KALLAS
                                    ----------------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Financial & Accounting Officer



Date:  November 11, 1996

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




----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)