Form 10-K
period 1996-12-31
IEA INCOME FUND VII
filed 1997-06-16
CIK 803511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996

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

                                                 Name of each exchange on
           Title of each class                       which registered
             Not Applicable
           ------------------                    ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                  ---------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.


                                                         Documents incorporated by Reference
PART I
Item 1 -   Business                       Prospectus of IEA Income Fund VII, A California Limited Partnership dated December 3,
                                          1986 included as part of Registration Statement on Form S-1 (No. 33-9351)

                                          Certificate of Limited Partnership of IEA Income Fund VII, A California Limited
                                          Partnership filed as Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-9351)
PART II
Item 9 -   Changes in and Dis-            Current Report on Form 8-K of IEA Income Fund VII, A California Limited Partnership
           agreements with                filed February 7, 1997 and April 14, 1997, respectively, and Amendment No. 1 to
           Accountants on                 Current Report on Form 8-K filed February 26, 1997.
           Accounting and
           Financial Disclosure

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

    The Registrant raised $4,657,100 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                         Percentage of
                                                           Amount        Gross Proceeds
                                                         ----------      --------------
         Gross Subscription Proceeds                     $4,657,100           100.0%

         Public Offering Expenses:
              Underwriting Commissions                   $  465,700            10.0%
              Offering and Organization Expenses         $  232,850             5.0%
                                                         ----------           -----

              Total Public Offering Expenses             $  698,550            15.0%
                                                         ----------           -----

         Net Proceeds                                    $3,958,550            85.0%

         Acquisition Fees                                $   38,705             0.8%

         Working Capital Reserve                         $   49,345             1.1%
                                                         ----------           -----

         Gross Proceeds Invested in Equipment            $3,870,500            83.1%
                                                         ==========           =====

    The managing general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC. The associate general partners are: Dennis J. Tietz, President and Director of CCC; John M. Foy; Paul E. Jeremiassen; Paul W. Botterill; James E. Hoelter; John A.
Maccarone; and Robert J. Corbolotti.

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

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature- sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to 10 million TEU in 1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

    Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

    During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

    During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately ten million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing boxes for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

    The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

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

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

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

    Of the 907 twenty-foot and 961 forty-foot dry cargo containers owned by the Registrant as of December 31, 1996, 666 twenty-foot (or 73% thereof) and 704 forty-foot dry cargo containers (or 73% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                                  Number of
                                                                 Containers
                                                                 ----------
         20-Foot Dry Cargo Containers:
             Term Leases                                             62
             Master Leases                                          604
         40-Foot Dry Cargo Containers:
             Term Leases                                            114
             Master Leases                                          590

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

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

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

    (c)(1)(vii) For the fiscal year ended December 31, 1996, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

    (c)(1)(xi)  Inapplicable.

    (c)(1)(xii)  Inapplicable.

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the managing general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

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

    Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1996, 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.


    Item 2. Properties

    As of December 31, 1996, the Registrant owned 907 twenty-foot and 961 forty-foot marine dry cargo containers suitable for transporting cargo by rail, sea or highway. The Registrant's containers were originally acquired from four container manufacturers located in Korea and India. The average age and manufacturers' invoice cost of the containers in the Registrant's fleet as of December 31, 1996 was as follows:

                                                                Estimated
                                             Useful Life        Average Age     Average Cost
                                             -----------        -----------     ------------
         20-Foot Dry Cargo Containers         10-15 years         9 years          $2,214
         40-Foot Dry Cargo Containers         10-15 years         10 years         $2,764

    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization averaged 78%.

    During 1996, the Registrant disposed of 40 twenty-foot and 68 forty-foot marine dry cargo containers at an average book gain of $582 per container.

Item 3. Legal Proceedings

    As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

    Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.


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

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b) Holders

                                                             Number of Unit Holders
    (b)(1)    Title of Class                                 as of December  31, 1996
              --------------                                 ------------------------
              Units of limited partnership
                       interests                                          545


    (c) Dividends

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                      Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                  1996          1995           1994           1993           1992
                                              ----------     ----------     ----------     ----------     ----------
         Net lease revenue                    $  619,504     $  864,468     $  870,781     $1,059,690     $1,273,280
         Net earnings                         $  408,537     $  611,498     $  618,243     $  772,199     $  971,131
         Net earnings per unit of
             limited partnership interest     $    34.05     $    55.42     $    55.49     $    71.48     $    94.98

         Cash distributions per unit of
             limited partnership interest     $    84.06     $    88.75     $    97.50     $   121.25     $   148.75
         At year-end:
         Total assets                         $2,709,813     $3,171,248     $3,478,236     $3,869,643     $4,347,305
         Long-term obligations                $        -     $        -     $        -     $        -     $    8,401
         Partners' capital                    $2,709,813     $3,171,248     $3,478,236     $3,861,242     $4,327,779


------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    At December 31, 1996, the Registrant had $331,167 in cash and cash equivalents, a decrease of $52,538 and $36,022 from December 31, 1995 and 1994. Contributing to the decline in cash was the Registrant's declining fleet size, as well as a decline in operating results.

    The Registrant's primary objective is to generate cash from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1.1% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Having just completed the 10th year of operations, the Registrant will begin to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 10 to 15 years. During this period, cash proceeds from equipment disposals, in addition to cash from operations, will provide the cash flow for distributions to limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing, as well as the geographical location when disposed.

    Cash distributions from operations were originally allocated 5% to the general partners and 95% to the limited partners. Distributions of sales proceeds are allocated 100% to the limited partners. In 1991, pursuant to
Section 6.1(c) of the Partnership Agreement, the allocations of distributions from operations among the general partners and limited partners were adjusted to 9% and 91%, respectively. The allocation of distributions of cash from sales proceeds among the general partners and limited partners remained unchanged. This sharing arrangement remained in place until the second quarter of 1994, at which time the limited partners received from the Registrant aggregate distributions in an amount equal to their adjusted capital contributions plus an 8% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions have been allocated 19% to the general partners and 81% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partners in excess of 9% of distributable cash are considered to be an incentive fee and is compensation to the general partners.

    From inception through February 28, 1997, the Registrant has distributed $8,276,519 in cash from operations and $401,674 in cash from sales proceeds to its limited partners. This represents total distributions of $8,678,193, or 186% of the Registrant's original limited partners' investment. Distributions to the partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the managing general partner. The Registrant's disposal activity should produce lower operating results and consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may increase in subsequent periods, reflecting the level of container disposals.

    Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. Although these leasing market conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will also be impacted by the disposition of its fleet.


Results of Operations

1996 - 1995

    A fall in growth of containerized export trade from key Asian markets contributed to the container leasing market's downward trend during 1996. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

    As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Accordingly, net lease revenue declined by approximately 28%, when compared to 1995. The Registrant expects net lease revenue to decline in subsequent periods as it focuses on the disposal of its fleet and container leasing market conditions continue.

    During 1996, utilization averaged 78%, as compared to 87% in the prior year, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 3,042 TEU in 1995, to 2,916 TEU in 1996. These declines, combined with a 4% reduction in average per-diem rental rates, contributed to a 20% decline in gross rental revenue. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased due to higher storage and handling costs associated with lower equipment utilization and increased repositioning costs.

    At December 31, 1996, 89% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                       20-Foot    40-Foot
                                                       -------    -------
         Containers on lease:
              Term leases                                62         114
              Master lease                              604         590
                                                        ---         ---
                   Subtotal                             666         704
         Containers off lease                           241         257
                                                        ---         ---
              Total container fleet                     907         961
                                                        ===         ===


                                                     20-Foot           40-Foot
                                                  -------------      -------------
                                                  Units     %        Units     %
                                                  -----   -----      -----   -----
         Total purchases                          1,001     100%     1,104     100%
              Less disposals                         94       9%       143      13%
                                                  -----   -----      -----   -----
         Remaining fleet at December 31, 1996       907      91%       961      87%
                                                  =====   =====      =====   =====


    The Registrant disposed of 40 twenty-foot and 68 forty-foot marine dry cargo containers during 1996, as compared to 20 twenty-foot and 30 forty-foot marine dry cargo containers during 1995. As a result, approximately 15% of the Registrant's net earnings for 1996 were from gain on disposal of equipment, as compared to 6% for 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals. As the Registrant focuses on the disposal of its containers in subsequent periods, net gain on disposals should contribute significantly to the Registrant's net earnings.

    The Registrant's declining fleet size contributed to a 3% decline in depreciation expense during 1996. A reduction in the Registrant's average fleet size and its related operating performance contributed to a decline in base management fees of $19,796, or approximately 20% during 1996. Incentive fees, which are based on the operating performance of the fleet and sales proceeds, decreased $18,326, or approximately 17% during 1996. These management fees are expected to decline in subsequent periods as the Registrant's disposed container activities continue.

    As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

    The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner of the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

    The Registrant retained a new auditor, Moore Stephens P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

    The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the Managing General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

    Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Registrant's two most recent fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


1995 - 1994

    In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry. As a result, net lease revenue decreased by approximately 1%, when compared to 1994.

    Utilization rates decreased slightly from an average of 88% during 1994, to an average of 87% during 1995. At the same time, per-diem rental rates decreased by less than 1% from 1994 levels, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 3,101 TEU in 1994, to 3,042 TEU in 1995. Despite these declines, gross rental revenue, a component of net lease revenue, increased from $1,458,573 in 1994 to $1,446,407 in 1995. The impact on gross rental revenue arising from the decline in the average fleet size, utilization and per-diem rental rates, was offset by a 35% increase in ancillary revenue. Ancillary revenue contributed to approximately 16% and 12% of the Registrant's total gross rental revenue in 1995 and 1994, respectively. Ancillary revenue is comprised of pick-up, drop-off , handling and off-hire charges, as well as lease incentives such as drop-off and pick-up credits. Rental equipment operating expenses, when measured as a percentage of rental revenue, decreased slightly due to a decline in the provision for doubtful accounts. Costs associated with utilization levels including storage, handling and repositioning also declined, contributing to the slight decline in rental equipment operating expenses, as a percentage of gross lease revenue.

    At December 31, 1995, 94% of the original equipment remained in the Registrant's fleet, and was comprised of the following:


                                                     20-Foot      40-Foot
                                                     -------      -------
        Containers on lease:
              Term leases                              65           118
              Master lease                            682           752
                                                      ---         -----
                   Subtotal                           747           870
         Containers off lease                         200           159
                                                      ---         -----
              Total container fleet                   947         1,029
                                                      ===         =====


                                                      20-Foot           40-Foot
                                                  -------------      -------------
                                                  Units      %       Units      %
                                                  -----   -----      -----   -----
         Total purchases                          1,001     100%     1,104     100%
              Less disposals                         54       5%        75       7%
                                                  -----   -----      -----   -----
         Remaining fleet at December 31, 1995       947      95%     1,029      93%
                                                  =====   =====      =====   =====

    The Registrant disposed of 20 twenty-foot and 30 forty-foot marine dry cargo containers during 1995, as compared to 19 twenty-foot and 13 forty-foot marine dry cargo containers during 1994. Approximately 6% of the Registrant's net earnings for 1995 were from gain on disposal of equipment, as compared to 7% for 1994.

    The Registrant's slightly smaller fleet size contributed to a 2% decline in depreciation expense during 1995. Base management fees decreased by $7,332, or approximately 7%, during 1995. Cash distributions from operations to the general partners in excess of 8% of distributable cash are considered to be incentive fees and compensation to the general partners. Incentive fees, which are based on the operating performance of the fleet and sales proceeds, are paid only after the limited partners reach the aforementioned distribution levels. This threshold was reached during 1994 and as a result, incentive fees increased from $68,131 in 1994 to $108,161 in 1995, an increase of approximately 59%.

Cautionary Statement

    This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Income Fund VII,
A California Limited Partnership:


We have audited the accompanying balance sheet of IEA Income Fund VII, A California Limited Partnership, as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund VII, A California Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the year ended December 31, 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants


New York, New York
  June 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Income Fund VII,
A California Limited Partnership:


We have audited the accompanying balance sheet of IEA Income Fund VII, A California Limited Partnership as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund VII, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                        Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                       Assets                                              1996          1995
                                                                       ----------     ----------
Current assets:
    Cash and cash equivalents, includes $330,894 in 1996
        and $383,324 in 1995 in interest-bearing accounts (note 2)     $  331,167     $  383,705
    Net lease receivables due from Leasing Company
        (notes 1 and 3)                                                   126,589        153,232
                                                                       ----------     ----------

             Total current assets                                         457,756        536,937
                                                                       ----------     ----------

Container rental equipment, at cost                                     4,666,319      4,916,860
    Less accumulated depreciation                                       2,414,262      2,282,549
                                                                       ----------     ----------
        Net container rental equipment                                  2,252,057      2,634,311
                                                                       ----------     ----------

                                                                       $2,709,813     $3,171,248
                                                                       ==========     ==========

                  Partners' Capital

Partners' capital:
    General partners                                                   $    9,390     $    5,025
    Limited partners (note 7)                                           2,700,423      3,166,223
                                                                       ----------     ----------

             Total partners' capital                                    2,709,813      3,171,248
                                                                       ----------     ----------

                                                                       $2,709,813     $3,171,248
                                                                       ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       1996         1995         1994
                                                     --------     --------     --------
Net lease revenue (notes 1 and 5)                    $619,504     $864,468     $870,781

Other operating expenses:
    Depreciation (note 1)                             271,902      281,452      286,867
    Other general and administrative expenses          18,399       25,402       23,605
                                                     --------     --------     --------
                                                      290,301      306,854      310,472
                                                     --------     --------     --------

             Earnings from operations                 329,203      557,614      560,309

Other income:
    Interest income                                    16,518       18,482       12,386
    Net gain on disposal of equipment                  62,816       35,402       45,548
                                                     --------     --------     --------
                                                       79,334       53,884       57,934
                                                     --------     --------     --------

             Net earnings                            $408,537     $611,498     $618,243
                                                     ========     ========     ========

Allocation of net earnings:

    General partners                                 $ 91,361     $ 95,347     $101,435
    Limited partners                                  317,176      516,151      516,808
                                                     --------     --------     --------

                                                     $408,537     $611,498     $618,243
                                                     ========     ========     ========

Limited partners' per unit share of net earnings     $  34.05     $  55.42     $  55.49
                                                     ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    Limited
                                    Partners        General
                                    (Note 7)        Partners         Total
                                  -----------      ---------      -----------
Balances at December 31, 1993     $ 3,868,036      $  (6,794)     $ 3,861,242

Net earnings                          516,808        101,435          618,243

Cash distributions                   (908,136)       (93,113)      (1,001,249)
                                  -----------      ---------      -----------

Balances at December 31, 1994       3,476,708          1,528        3,478,236

Net earnings                          516,151         95,347          611,498

Cash distributions                   (826,636)       (91,850)        (918,486)
                                  -----------      ---------      -----------

Balances at December 31, 1995       3,166,223          5,025        3,171,248

Net earnings                          317,176         91,361          408,537

Cash distributions                   (782,976)       (86,996)        (869,972)
                                  -----------      ---------      -----------

Balances at December 31, 1996     $ 2,700,423      $   9,390      $ 2,709,813
                                  ===========      =========      ===========






   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                         1996           1995            1994
                                                                      ---------      ---------      -----------
Cash flows from operating activities:
    Net earnings                                                      $ 408,537      $ 611,498      $   618,243
    Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
            Depreciation                                                271,902        281,452          286,867
            Net gain on disposal of equipment                           (62,816)       (35,402)         (45,548)
            Decrease (increase) in net lease receivables due from
                Leasing Company                                          41,713         66,260          (11,594)
                                                                      ---------      ---------      -----------

                Total adjustments                                       250,799        312,310          229,725
                                                                      ---------      ---------      -----------

                Net cash provided by operating activities               659,336        923,808          847,968
                                                                      ---------      ---------      -----------

Cash flows from (used in) investing activities:
    Proceeds from disposal of equipment                                 158,098         83,238           66,911
    Acquisition fees paid to managing general partner                         -              -           (8,401)
                                                                      ---------      ---------      -----------

                Net cash provided by investing activities               158,098         83,238           58,510
                                                                      ---------      ---------      -----------

Cash flows used in financing activities:
    Distributions to partners                                          (869,972)      (918,486)      (1,001,249)
                                                                      ---------      ---------      -----------

Net increase (decrease) in cash and cash equivalents                    (52,538)        88,560          (94,771)

Cash and cash equivalents at beginning at year                          383,705        295,145          389,916
                                                                      ---------      ---------      -----------

Cash and cash equivalents at end of year                              $ 331,167      $ 383,705      $   295,145
                                                                      =========      =========      ===========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(1)    Summary of Significant Accounting Policies


       (a)   Nature of Operations

             IEA Income Fund VII, A California Limited Partnership (the "Partnership") was organized under the laws of the State of California on June 27, 1985 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include seven individuals, one is an officer of CCC. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. The Partnership shall continue until December 31, 2007, unless sooner terminated upon the occurrence of certain events.

             The Partnership commenced operations on February 2, 1987, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 40,000 units of limited partnership interest at $500 per unit, or $20,000,000. The offering terminated on August 31, 1987, at which time 9,314 limited partnership units had been purchased.

             As of December 31, 1996, the Partnership owned and operated 907 twenty-foot and 961 forty-foot marine dry cargo containers.


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

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


       (c)   Basis of Accounting

             The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

             The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


       (f)   Container Rental Equipment

             In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

             Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.


       (g)   Income Taxes

             The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting.


       (h)   Foreign Operations

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


       (i)   Financial Statement Presentation

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



(2)    Cash and Cash Equivalents

       Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


(3)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 and December 31, 1995 were as follows:

                                                                 December 31,    December 31,
                                                                   1996              1995
                                                                 --------          --------
         Lease receivables, net of  doubtful accounts
            of $87,523 in 1996 and $89,590 in 1995               $287,953          $348,445
         Less:
         Direct operating payables and accrued expenses            67,041            81,993
         Damage protection reserve (note 4)                        40,733            42,177
         Base management fees                                      26,630            35,812
         Reimbursed administrative expenses                         4,681             6,124
         Incentive fees                                            22,279            29,107
                                                                 --------          --------
                                                                 $126,589          $153,232
                                                                 ========          ========


(4)    Damage Protection Plan

       The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 3). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.


(5)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                                                 1996                1995                1994
                                                              ----------          ----------          ----------
         Rental revenue (note 9)                              $1,170,639          $1,458,573          $1,446,407
         Less:
         Rental equipment operating expenses                     317,404             307,732             318,417
         Base management fees (note 6)                            78,665              98,461             105,793
         Reimbursed administrative expenses (note 6)              65,231              79,751              83,285
         Incentive fees (note 6)                                  89,835             108,161              68,131
                                                              ----------          ----------          ----------
                                                              $  619,504          $  864,468          $  870,781
                                                              ==========          ==========          ==========

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



(6)    Compensation to Managing General Partner

       Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Partnership Agreement. Incentive management fees are equal to 10% of cash distributions from operations and sales proceeds after the limited partners receive aggregate distributions in an amount equal to their adjusted capital contribution plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions pursuant to Section 6.1 of the Partnership Agreement. The following compensation was paid or will be paid by the Partnership to CCC:


                                                       1996              1995              1994
                                                     --------          --------          --------
         Base management fees                        $ 78,665          $ 98,461          $105,793
         Reimbursed administrative expenses            65,231            79,751            83,285
         Incentive fees                                89,835           108,161            68,131
                                                     --------          --------          --------
                                                     $233,731          $286,373          $257,209
                                                     ========          ========          ========

(7)    Limited Partners' Capital

       Cash distributions made to the limited partners during 1996, 1995 and 1994 included distributions of proceeds from equipment sales in the amount of $122,249, $46,571 and $58,215, respectively. These distributions, as well as cash distributions from operations, are used in determining "Adjusted Capital Contributions" as defined by the Partnership Agreement.

       The limited partners' per unit share of capital at December 31, 1996, 1995 and 1994 was $290, $340 and $373, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 9,314, the total number of limited partnership units.


(8)    Income Taxes

       The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                              1996               1995              1994
                                                                           ---------           --------          --------
       Net earnings per statement of operations                            $ 408,537           $611,498          $618,243
       Depreciation for income tax purposes less than
          depreciation for financial statement purposes                      200,631             98,666            96,281
       Gain on disposition of assets for tax purposes in excess
          of gain on disposition for financial statement purposes            109,356             66,525            42,267
       Other expenses not deductible for tax purposes                         28,466             20,410                 -
       Bad debt expense for tax purposes (in excess of) less than
           bad debt expense for financial statement purposes                  (2,068)            14,770            39,821
                                                                           ---------           --------          --------

       Net earnings for federal tax purposes                               $ 744,922           $811,869          $796,612
                                                                           =========           ========          ========


       At December 31, 1996, the tax basis of total partners' capital was $1,243,829.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



(9)    Major Lessees

       No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.


(10)   Subsequent Events

       As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

       The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

       The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

       Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

       During the Partnership's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

       In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

                                   Schedule 1

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       1996             1995             1994
                                                      -------          -------          -------
Salaries                                              $31,122          $40,563          $39,004
Other payroll related expenses                          5,386            6,253           10,951
General and administrative expenses                    28,723           32,935           33,330
                                                      -------          -------          -------
    Total reimbursed administrative expenses          $65,231          $79,751          $83,285
                                                      =======          =======          =======













                  See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 7, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

    The Registrant, as such, has no officers or directors, but is managed by CCC, the managing general partner. The officers and directors of CCC at June 4, 1997, are as follows:

             Name                                 Office
       -------------------     ------------------------------------------------
       Dennis J. Tietz         President, Chief Executive Officer, and Director
       John P. McDonald        Vice President/Sales
       Elinor Wexler           Vice President/Administration and Secretary
       John Kallas             Vice President/Treasurer, Principal Finance and
                               Accounting Officer
       Laurence P. Sargent     Director
       Stefan M. Palatin       Director


    DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

    Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

    JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

    Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

    ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

    Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

    JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer, Principal Finance and Accounting Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

    Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

    LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

    Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

    STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

    Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.


    The key management personnel of the Leasing Company at June 4, 1997, were as follows:

             Name                                 Title
      -------------------       ----------------------------------------------
      Steve Brocato             President
      Peter J. Younger          Vice President/Chief Financial Officer
      John M. Foy               Vice President/Americas
      Nico Sciacovelli          Vice President/Europe, Middle East and Africa
      Harris H. T. Ho           Vice President/Asia Pacific
      David Heather             Vice President/Technical Services
      John C. Kirby             Vice President/Operations
      J. Gordon Steel           Vice President/Tank Container Division


    STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice president - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

    PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

    JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

    NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

    HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

    DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

    JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

    J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

    The following table sets forth the fees the Registrant paid (on a cash basis) to CCC and the associate general partners of the Registrant, for the fiscal year 1996.


                                                                                                                  Cash Fees and
                    Name                                         Description                                       Distributions
                    ----                                         -----------                                       -------------
         1)    CCC                             Base management fees - equal to 7% of gross                         $      87,847
                                                 lease revenues attributable to operating
                                                 leases pursuant to Section 4.3 of the Limited
                                                 Partnership Agreement

         2)    CCC                             Reimbursed administrative expenses - equal to                       $      66,673
                                                 the costs expended by CCC and its affiliates for
                                                 services necessary to the prudent operation of
                                                 the Registrant pursuant to Section 4.4 of the
                                                 Limited Partnership Agreement

         3)    CCC                             Interest in Fund - percentage of distributable                       $     58,731
                                                 cash for any quarter prior to receipt of the
               Associate General                 incentive management fee, pursuant to
                 Partners                        Section 6.1 of the Limited Partnership                             $     14,682
                                                 Agreement

         4)    CCC                             Interest in Fund - percentage of sales proceeds                      $     10,866
                                                 for any quarter pursuant to Section 6.1 of
               Associate General                 the Limited Partnership Agreement
                 Partners                                                                                           $      2,717

         5)    CCC                             Incentive management fee - 10% of cash                               $     77,331
                                                 distributed from operations and sales
               Associate General                 proceeds after a cumulative return to the
                 Partners                        Limited Partners of 8% cumulative, compounded                      $     19,332
                                                 (daily), annual return of their adjusted capital
                                                 contributions pursuant to Section 6.1 of the
                                                 Limited Partnership Agreement

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) Security Ownership of Certain Beneficial Owners

    There is no person or "group" of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

    (b) Security Ownership of Management

    The Registrant has no directors or officers. It is managed by CCC. Ownership of units of limited partnership interests of the Registrant by CCC, its officers and/or directors of CCC is as follows:

                                                   Number            Percent of
         Name of Beneficial Owner                 of Units           All Units
         ------------------------                 --------           ---------
         Dennis J. Tietz                            20.0              .215%
         John P. McDonald                           80.0              .859%
         Laurence P. Sargent                        10.0              .107%
         Elinor Wexler                              15.0              .161%
         Cronos Capital Corp.                       39.2              .421%

         Officers, Directors and CCC as a Group    164.2             1.763%
                                                   =====             =====


    (c) Changes in Control

    Inapplicable.


Item 13. Certain Relationships and Related Transactions

    (a) Transactions with Management and Others

    The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the managing general partner, and the associate general partners. See Item 11, "Executive Compensation," herein.

    (b) Certain Business Relationships

    Inapplicable.

    (c) Indebtedness of Management

    Inapplicable.

    (d) Transactions with Promoters

    Inapplicable.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. Financial Statements

                                                                        Page
    The following financial statements of the Registrant are included in Part II, Item 8:


         Reports of Independent Public Accountants ...........          16, 17

         Balance sheets - December 31, 1996 and 1995 .........          18

         Statements of operations - for the years ended
             December 31, 1996, 1995 and 1994 ................          19

         Statements of partners' capital - for the years ended
             December 31, 1996, 1995 and 1994 ................          20

         Statements of cash flows - for the years ended
             December 31, 1996, 1995 and 1994 ................          21

         Notes to financial statements .......................          22

         Schedule of Reimbursed Administrative Expenses ......          28






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


Exhibit
   No.               Description                                                    Method of Filing
-------

  3(a)      Limited Partnership Agreement of the Registrant, amended and                  *
            restated as of December 1, 1986

  3(b)      Certificate of Limited Partnership of the Registrant                         **

  27        Financial Data Schedule                                             Filed with this document



(b) Reports on Form 8-K

    The Registrant filed a Report on Form 8-K, February 7, 1997 and Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

    The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.


















-----------------

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


                                             IEA INCOME FUND VII,
                                             A California Limited Partnership

                                             By   Cronos Capital Corp.
                                                  The Managing General Partner



                                             By   /s/  John Kallas
                                               -------------------------------
                                                  John Kallas
                                                  Vice President/Treasurer
                                                  Principal Finance and
                                                  Accounting Officer

Date:          June 16, 1997


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:


          Signature                        Title                      Date
   /s/  Dennis J. Tietz            President and Director of     June 16, 1997
------------------------------       Cronos Capital Corp.
Dennis J. Tietz                  ("CCC") (Principal Executive
                                        Officer of CCC)


   /s/  John Kallas                  Vice President/Treasurer    June 16, 1997
------------------------------        (Principal Finance and
John Kallas                          Accounting Officer of CCC)


   /s/  Laurence P. Sargent               Director of CCC        June 16, 1997
------------------------------
Laurence P. Sargent




                            SUPPLEMENTAL INFORMATION

    The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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















________________

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)