Form 10-Q
period 1997-03-31
IEA INCOME FUND VII
filed 1997-06-16
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____________ TO_______


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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                             4

         Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)       5

         Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)       6

         Notes to Financial Statements (unaudited)                                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                   10
         Operations


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                             13


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

     Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                March 31,      December 31,
                                                                                  1997             1996
                                                                                ---------      ------------
               Assets
               ------
Current assets:
   Cash and cash equivalents, includes $275,902 at March 31, 1997
      and $330,894 at December 31, 1996 in interest-bearing accounts            $  296,318     $  331,167
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                              110,688        126,589
                                                                                ----------     ----------

         Total current assets                                                      407,006        457,756
                                                                                ----------     ----------

Container rental equipment, at cost                                              4,620,803      4,666,319
   Less accumulated depreciation                                                 2,455,486      2,414,262
                                                                                ----------     ----------
      Net container rental equipment                                             2,165,317      2,252,057
                                                                                ----------     ----------

                                                                                $2,572,323     $2,709,813
                                                                                ==========     ==========
          Partners' Capital
          -----------------
Partners' capital:
   General partners                                                             $    9,393     $    9,390
   Limited partners                                                              2,562,930      2,700,423
                                                                                ----------     ----------

         Total partners' capital                                                 2,572,323      2,709,813
                                                                                ----------     ----------

                                                                                $2,572,323     $2,709,813
                                                                                ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended
                                                       ------------------
                                                     March 31,     March 31,
                                                       1997          1996
                                                    ---------     ---------
Net lease revenue (notes 1 and 3)                    $121,330     $178,095

Other operating expenses:
  Depreciation                                         65,735       69,744
  Other general and administrative expenses             5,564        4,458
                                                     --------     --------
                                                       71,299       74,202
                                                     --------     --------

    Earnings from operations                           50,031      103,893

Other income:
  Interest income                                       3,151        4,265
  Net gain on disposal of equipment                     9,843        8,642
                                                     --------     --------
                                                       12,994       12,907
                                                     --------     --------

    Net earnings                                     $ 63,025     $116,800
                                                     ========     ========

Allocation of net earnings:

  General partners                                   $ 20,054     $ 25,081
  Limited partners                                     42,971       91,719
                                                     --------     --------

                                                     $ 63,025     $116,800
                                                     ========     ========

Limited partners' per unit share of net earnings     $   4.61     $   9.85
                                                     ========     ========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        Three Months Ended
                                                              -------------------------------
                                                                   March 31,         March 31,
                                                                     1997               1996
                                                              ------------------------------
Net cash provided by (used in) operating activities              $ 127,913         $(185,851)


Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               37,752           383,704


Cash flows used in financing activities:
  Distribution to partners                                        (200,514)         (252,260)
                                                                   -------           -------


Net decrease in cash and cash equivalents                          (34,849)          (54,407)


Cash and cash equivalents at January 1                             331,167           383,705
                                                                   -------           -------


Cash and cash equivalents at March 31                            $ 296,318         $ 329,298
                                                                   =======           =======



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

          As of March 31, 1997, the Partnership owned and operated 902 twenty-foot, 949 forty-foot marine dry cargo containers.


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2) Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:


                                                          March 31,   December 31,
                                                            1997         1996
                                                          ---------   ------------
         Lease receivables, net of doubtful accounts
            of $84,929 at March 31, 1997 and $87,523
            at December 31, 1996                        $ 276,586       $287,953
         Less:
         Direct operating payables and accrued expenses    78,659        67,041
         Damage protection reserve                         37,844         40,733
         Base management fees                              26,224         26,630
         Reimbursed administrative expenses                 4,485          4,681
         Incentive fees                                    18,686         22,279
                                                         --------       --------

                                                        $ 110,688      $ 126,589
                                                          =======        =======


                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                                           Three Months Ended
                                                        -------------------------
                                                          March 31,     March 31,
                                                            1997          1996
                                                        -------------------------
         Rental revenue                                 $ 239,909      $ 326,136

         Less:
         Rental equipment operating expenses               69,343         86,169
         Base management fees                              16,741         21,562
         Reimbursed administrative expenses                13,809          8,031
         Incentive fees                                    18,686         22,279
                                                         --------       --------

                                                        $ 121,330      $ 178,095
                                                          =======        =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

     During the first quarter of 1997, the Registrant disposed of 17 containers as part of its ongoing operations. At March 31, 1997, 88% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:


                                               20-Foot         40-Foot
                                               -------         -------
      Containers on lease:
         Term leases                              68             110
         Master lease                            580             585
                                                 ---             ---
             Subtotal                            648             695
      Containers off lease                       254             254
                                                 ---             ---
         Total container fleet                   902             949
                                                 ===             ===


                                              20-Foot         40-Foot
                                              -------         -------
                                            Units    %     Units      %
                                            -----    -     -----      -
      Total purchases                      1,001   100%    1,104    100%
         Less disposals                       99    10%      155     14%
                                          ------   ----    ------   ----
      Remaining fleet at March 31, 1997      902    90%      949     86%
                                          ======   ====    ======   ====


     The Registrant's operating performance contributed to a 13% decline in net lease receivables at March 31, 1997 when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $200,514, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $216,684 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, contributing to the decline in the Registrant's average utilization rate from 78% at December 31, 1996 to 73% at March 31, 1997. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three- month period ended March 31, 1996.

     Net lease revenue for the first quarter of 1997 was $121,330, a decline of approximately 32% from the first quarter of 1996. Approximately 16% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 7% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1997 was $239,909, reflecting a decline of 26% from the same three-month period in 1996. During 1997, gross rental revenue was primarily impacted by the Registrant's fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined 14% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and March 31, 1996 were as follows:

                                                             Three Months Ended
                                                             ------------------
                                                           March 31,     March 31,
                                                               1997        1996
                                                        -----------      ----------
         Average Fleet Size (measured in
           twenty-foot equivalent units (TEU))            2,808           2,991
         Average Utilization                                73%             80%



     The Registrant's declining fleet size contributed to a 6% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 29% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 26% during the three-month period ended March 31, 1996. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

     The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

     Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
   No.                           Description                                     Method of Filing
-------                          -----------                                     ----------------
  3(a)       Limited Partnership Agreement of the Registrant, amended and        *
             restated as of December 1, 1986

  3(b)       Certificate of Limited Partnership of the Registrant                **

  27         Financial Data Schedule                                             Filed with this document



(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                IEA INCOME FUND VII,
                                A California Limited Partnership

                                By   Cronos Capital Corp.
                                     The Managing General Partner



                                By    /s/ JOHN KALLAS
                                     --------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Finance & Accounting Officer



Date:  June 16, 1997

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