Form 10-Q
period 1997-06-30
IEA INCOME FUND VII
filed 1997-08-13
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                      4

          Statements of Operations for the three and six months ended June 30,
          1997 and 1996 (unaudited)                                                             5

          Statements of Cash Flows for the six months ended June 30, 1997 and
          1996 (unaudited)                                                                      6

          Notes to Financial Statements (unaudited)                                             7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                10



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                     13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                           ----------     ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $296,945 at June 30, 1997
       and $330,894 at December 31, 1996 in interest-bearing accounts      $  309,254      $  331,167
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                        115,388         126,589
                                                                           ----------      ----------

           Total current assets                                               424,642         457,756
                                                                           ----------      ----------
Container rental equipment, at cost                                         4,491,820       4,666,319
    Less accumulated depreciation                                           2,447,461       2,414,262
                                                                           ----------      ----------
       Net container rental equipment                                       2,044,359       2,252,057
                                                                           ----------      ----------
                                                                           $2,469,001      $2,709,813
                                                                           ==========      ==========

              Partners' Capital
              -----------------

Partners' capital:
    General partners                                                       $   11,209      $    9,390
    Limited partners                                                        2,457,792       2,700,423
                                                                           ----------      ----------
           Total partners' capital                                          2,469,001       2,709,813
                                                                           ----------      ----------
                                                                           $2,469,001      $2,709,813
                                                                           ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Three Months Ended                  Six Months Ended
                                                        -------------------------         -----------------------
                                                         June 30,       June 30,          June 30,      June 30,
                                                           1997           1996              1997           199
                                                        ----------     ----------         -------       ---------
     1996
Net lease revenue (notes 1 and 3)                       $  112,900     $  156,554         $234,230      $ 334,649
Other operating expenses:
     Depreciation                                           64,500         68,293          130,235        138,037
     Other general and administrative expenses               6,898          4,619           12,462          9,077
                                                        ----------     ----------         --------      ---------
                                                            71,398         72,912          142,697        147,114
                                                        ----------     ----------         --------      ---------
         Earnings from operations                           41,502         83,642           91,533        187,535
Other income:
     Interest income                                         2,998          4,054            6,149          8,319
     Net gain on disposal of equipment                      20,351         23,599           30,194         32,241
                                                        ----------     ----------         --------      ---------
                                                            23,349         27,653           36,343         40,560
                                                        ----------     ----------         --------      ---------
         Net earnings                                   $   64,851     $  111,295         $127,876      $ 228,095
                                                        ==========     ==========         ========      =========
Allocation of net earnings:
     General partners                                   $   18,634     $   23,336         $ 38,688      $  48,417
     Limited partners                                       46,217         87,959           89,188        179,678
                                                        ----------     ----------         --------      ---------
                                                        $   64,851     $  111,295         $127,876      $ 228,095
                                                        ==========     ==========         ========      =========
Limited partners' per unit share of net earnings        $     4.97     $     9.44         $   9.58      $   19.29
                                                        ==========     ==========         ========      =========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            Six Months Ended
                                                      -------------------------
                                                       June 30,        June 30,
                                                         1997            1996
                                                      ---------       ---------
Net cash provided by operating activities             $ 259,828       $ 328,000

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                 86,947          55,583

Cash flows used in financing activities:
     Distribution to partners                          (368,688)       (462,476)
                                                      ---------       ---------

Net decrease in cash and cash equivalents               (21,913)        (78,893)

Cash and cash equivalents at January 1                  331,167         383,705
                                                      ---------       ---------
Cash and cash equivalents at June 30                  $ 309,254       $ 304,812
                                                      =========       =========

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

          As of June 30, 1997, the Partnership owned and operated 878 twenty-foot and 918 forty-foot marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                                        June 30,    December 31,
                                                                          1997          1996
                                                                        --------    ------------
           Lease receivables, net of doubtful accounts
              of $88,154 at June 30, 1997 and $87,523
              at December 31, 1996                                      $283,479       $287,953
           Less:
           Direct operating payables and accrued expenses                 82,005         67,041
           Damage protection reserve                                      34,724         40,733
           Base management fees                                           26,786         26,630
           Reimbursed administrative expenses                              4,093          4,681
           Incentive fees                                                 20,483         22,279
                                                                        --------       --------
                                                                        $115,388       $126,589
                                                                        ========       ========

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:

                                                           Three Months Ended              Six Months Ended
                                                       --------------------------      ------------------------
                                                         June 30,       June 30,         June 30,      June 30,
                                                           1997           1996             1997          1996
                                                       ----------     -----------      ----------    ----------
         Rental revenue                                 $232,019        $292,949         $471,928      $619,085
         Less:
         Rental equipment operating expenses              70,277          79,155          139,620       165,324
         Base management fees                             15,909          19,181           32,650        40,743
         Reimbursed administrative expenses               12,450          16,858           26,259        34,889
         Incentive fees                                   20,483          21,201           39,169        43,480
                                                        --------        --------         --------      --------
                                                        $112,900        $156,554         $234,230      $334,649
                                                        ========        ========         ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      During the first six months of 1997, the Registrant disposed of 72 containers as part of its ongoing operations. At June 30, 1997, 85% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:


                                             20-Foot      40-Foot
                                             -------      -------
       Containers on lease:
           Term leases                         82            94
           Master lease                       577           608
                                              ---           ---
                Subtotal                      659           702
       Containers off lease                   219           216
                                              ---           ---
           Total container fleet              878           918
                                              ===           ===


                                                20-Foot              40-Foot
                                            ---------------    ----------------
                                            Units      %        Units       %
                                            ------   -----     ------     -----
       Total purchases                       1,001    100%      1,104      100%
           Less disposals                      123     12%        186       17%
                                            ------   ----      ------     ----
       Remaining fleet at June 30, 1997        878     88%        918       83%
                                            ======   ====      ======     ====


      During the second quarter of 1997, distributions from operations and sales proceeds amounted to $168,174, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $200,514 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

         During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 73% at December 31, 1996 to 76% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $112,900 and $234,230, respectively, a decline of approximately 28% and 30% from the same three and six-month periods in the prior year, respectively. Approximately 31% and 24% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 21% and 14% for the same three and six-month periods in the prior year, respectively. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $232,019 and $471,928, respectively, reflecting a decline of 21% and 24% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's fleet size, a decline in per-diem rental rates and a decline in utilization. Average per-diem rental rates, decreased approximately 14% and 13% when compared to the same three and six-month periods in the prior year, respectively. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:


                                                       Three Months Ended         Six Months Ended
                                                     ---------------------     ---------------------
                                                     June 30,     June 30,      June 30,    June 30,
                                                       1997         1996          1997        1996
                                                     --------     --------     ---------    --------

         Average Fleet Size (measured in
           twenty-foot equivalent units (TEU))        2,750         2,941        2,786        2,966
         Average Utilization                             75%           79%          74%          79%


      The Registrant's declining fleet size contributed to a 6% decline in depreciation expense in each of the three and six-month periods ended June 30, 1997, respectively, when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 30% and 29% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 27% in each of the three and six-month periods ended June 30, 1996. These increases were largely attributable to increases in costs associated with lower utilization levels, including handling and storage.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.

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


























----------------

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



Date:  August 14, 1997

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




































----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)