Form 10-Q
period 1997-09-30
IEA INCOME FUND VII
filed 1997-11-10
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO _______


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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Balance Sheets - September 30, 1997 (unaudited) and December 31,
                1996                                                                   4

                Statements of Operations for the three and nine months ended
                September 30, 1997 and 1996 (unaudited)                                5

                Statements of Cash Flows for the nine months ended September 30,
                1997 and 1996 (unaudited)                                              6

                Notes to Financial Statements (unaudited)                              7

  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 10


PART II - OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                                      13


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                   September 30,    December 31,
                                                                                       1997             1996
                                                                                    ----------       ----------
               Assets
Current assets:
           Cash and cash equivalents, includes $212,078 at September 30, 1997
              and $330,894 at December 31, 1996 in interest-bearing accounts        $  330,966       $  331,167
           Net lease receivables due from Leasing Company
              (notes 1 and 2)                                                          106,561          126,589
                                                                                    ----------       ----------

                 Total current assets                                                  437,527          457,756
                                                                                    ----------       ----------

        Container rental equipment, at cost                                          4,361,934        4,666,319
           Less accumulated depreciation                                             2,435,439        2,414,262
                                                                                    ----------       ----------
              Net container rental equipment                                         1,926,495        2,252,057
                                                                                    ----------       ----------

                                                                                    $2,364,022       $2,709,813
                                                                                    ==========       ==========
                  Partners' Capital

        Partners' capital:
           General partners                                                         $   13,493       $    9,390
           Limited partners                                                          2,350,529        2,700,423
                                                                                    ----------       ----------

                 Total partners' capital                                             2,364,022        2,709,813
                                                                                    ----------       ----------

                                                                                    $2,364,022       $2,709,813
                                                                                    ==========       ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                   Three Months Ended             Nine Months Ended
                                                             -----------------------------  ----------------------------
                                                             September 30,   September 30,  September 30,  September 30,
                                                                 1997           1996           1997           1996
                                                               --------       --------       --------       --------
        Net lease revenue (notes 1 and 3)                      $121,550       $151,376       $355,780       $486,025
        Other operating expenses:
          Depreciation                                           61,956         67,336        192,191        205,373
          Other general and administrative expenses               6,966          6,267         19,428         15,344
                                                               --------       --------       --------       --------

                                                                 68,922         73,603        211,619        220,717
                                                               --------       --------       --------       --------
            Earnings from operations                             52,628         77,773        144,161        265,308
        Other income:
          Interest income                                         2,925          4,345          9,074         12,664
          Net gain on disposal of equipment                      23,812         18,911         54,006         51,152
                                                               --------       --------       --------       --------
                                                                 26,737         23,256         63,080         63,816
                                                               --------       --------       --------       --------
            Net earnings                                       $ 79,365       $101,029       $207,241       $329,124
                                                               ========       ========       ========       ========
        Allocation of net earnings:
          General partners                                     $ 20,719       $ 20,831       $ 59,407       $ 69,248
          Limited partners                                       58,646         80,198        147,834        259,876
                                                               --------       --------       --------       --------
                                                               $ 79,365       $101,029       $207,241       $329,124
                                                               ========       ========       ========       ========
        Limited partners' per unit share of net earnings       $   6.29       $   8.61       $  15.87       $  27.90
                                                               ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                 -----------------------------
                                                                 September 30,   September 30,
                                                                     1997         1996
                                                                 -------------   ------------
Net cash provided by operating activities                         $ 386,248       $ 509,542

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               166,583         117,319

Cash flows used in financing activities:
  Distribution to partners                                         (553,032)       (653,288)
                                                                    -------         -------

Net decrease in cash and cash equivalents                              (201)        (26,427)

Cash and cash equivalents at January 1                              331,167         383,705
                                                                    -------         -------

Cash and cash equivalents at September 30                         $ 330,966       $ 357,278
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

         As of September 30, 1997, the Partnership owned and operated 854 twenty-foot and 888 forty-foot marine dry cargo containers.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                            September 30,   December 31,
                                                                1997           1996
                                                              --------       --------
        Lease receivables, net of doubtful accounts
           of $89,614 at September 30, 1997 and $87,523
           at December 31, 1996                               $259,197       $287,953
        Less:
        Direct operating payables and accrued expenses          77,162         67,041
        Damage protection reserve                               24,983         40,733
        Base management fees                                    23,644         26,630
        Reimbursed administrative expenses                       4,208          4,681
        Incentive fees                                          22,639         22,279
                                                              --------       --------

                                                              $106,561       $126,589
                                                              ========       ========

                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                                     Three Months Ended           Nine Months Ended
                                                 ---------------------------  ----------------------------
                                                 September 30,  September 30, September 30,  September 30,
                                                    1997           1996           1997           1996
                                                  --------       --------       --------       --------
        Rental revenue                            $225,696       $282,936       $697,624       $902,021
        Less:
        Rental equipment operating expenses         53,297         71,150        192,917        236,474
        Base management fees                        15,624         19,439         48,274         60,182
        Reimbursed administrative expenses          12,587         16,895         38,846         51,784
        Incentive fees                              22,638         24,076         61,807         67,556
                                                  --------       --------       --------       --------
                                                  $121,550       $151,376       $355,780       $486,025
                                                  ========       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     During the first nine months of 1997, the Registrant disposed of 126 containers as part of its ongoing operations. At September 30, 1997, 83% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:

                                               20-Foot         40-Foot
                                               -------         -------
      Containers on lease:
         Term leases                              65             104
         Master lease                            628             642
                                                 ---             ---
             Subtotal                            693             746
      Containers off lease                       161             142
                                                 ---             ---
         Total container fleet                   854             888
                                                 ===             ===


                                                 20-Foot        40-Foot
                                                 -------        -------
                                               Units    %     Units     %
                                               -----  ----    -----   ----
      Total purchases                         1,001   100%    1,104    100%
         Less disposals                         147    15%      216     20%
                                              -----   ---     -----   ----
      Remaining fleet at September 30, 1997     854    85%      888     80%
                                              =====   ===     =====   ====


     During the third quarter of 1997, distributions from operations and sales proceeds amounted to $184,344, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents an increase from the $168,174 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 73% at December 31, 1996 to 83% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $121,550 and $355,780, respectively, a decline of approximately 20% and 27%, respectively, from the same three and nine-month periods in the prior year. Approximately 30% and 26% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 19% and 16%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $225,696 and $697,624, respectively, reflecting a decline of 20% and 23%, respectively, from the same three and nine-month periods in 1996. During 1997, gross rental revenue was primarily impacted by the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 14% and 13%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same level averaged during the nine-month period ended September 30, 1996. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                                     Three Months Ended            Nine Months Ended
                                                 ----------------------------  ---------------------------
                                                 September 30,  September 30,  September 30, September 30,
                                                    1997          1996             1997         1996
                                                 ------------   ------------   -----------   -------------
        Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))       2,659          2,888          2,748          2,940
        Average Utilization                            79%            78%            76%            79%


     The Registrant's declining fleet size contributed to a respective 8% and 6% decline in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 24% and 28%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 25% and 26%, respectively, during the three and nine-month periods ended September 30, 1996. Lower repair and maintenance expenses, as well as a decline in the provision for doubtful accounts were partially off-set by increases in costs associated with slightly lower utilization levels, including storage and handling.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
         No.                           Description                              Method of Filing
         ---                           -----------                              ----------------
        3(a)     Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of December 1, 1986

        3(b)     Certificate of Limited Partnership of the Registrant           **

        27       Financial Data Schedule                                        Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.


-------------

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



                                    IEA INCOME FUND VII,
                                    A California Limited Partnership

                                    By   Cronos Capital Corp.
                                         The Managing General Partner



                                    By    /s/ JOHN KALLAS
                                       ----------------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer



Date: November 10, 1997

                                  EXHIBIT INDEX



      Exhibit
         No.                           Description                              Method of Filing
         ---                           -----------                              ----------------
        3(a)     Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of December 1, 1986

        3(b)     Certificate of Limited Partnership of the Registrant           **

        27       Financial Data Schedule                                        Filed with this document





-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)