Form 10-Q
period 1998-09-30
IEA INCOME FUND VII
filed 1998-11-12
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________ TO _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                4

           Statements of Operations for the three and nine months ended September 30, 1998
           and 1997 (unaudited)                                                                                 5

           Statements of Cash Flows for the nine months ended September 30, 1998 and
           1997 (unaudited)                                                                                     6

           Notes to Financial Statements (unaudited)                                                            7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          12

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                   13

  Item 3.  Defaults Upon Senior Securities                                                                     14

  Item 5.  Other Information                                                                                   14

  Item 6.  Exhibits and Reports on Form 8-K                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                   September 30,       December 31,
                                                                                       1998                1997
                                                                                   -------------       ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $278,833 at September 30, 1998 and
       $347,636 at December 31, 1997 in interest-bearing accounts                   $  278,933          $  347,836
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                  89,599              56,777
                                                                                    ----------          ----------
           Total current assets                                                        368,532             404,613
                                                                                    ----------          ----------

Container rental equipment, at cost                                                  3,908,934           4,256,153
    Less accumulated depreciation                                                    2,395,749           2,434,556
                                                                                    ----------          ----------
       Net container rental equipment                                                1,513,185           1,821,597
                                                                                    ----------          ----------
                                                                                    $1,881,717          $2,226,210
                                                                                    ==========          ==========
                                Partners' Capital

Partners' capital:
    General partners                                                                $   23,171          $   14,143
    Limited partners                                                                 1,858,546           2,212,067
                                                                                    ----------          ----------
           Total partners' capital                                                   1,881,717           2,226,210
                                                                                    ----------          ----------
                                                                                    $1,881,717          $2,226,210
                                                                                    ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended                  Nine Months Ended
                                                        -------------------------------     ------------------------------
                                                        September 30,     September 30,     September 30,    September 30,
                                                            1998              1997              1998              1997
                                                        -------------     -------------     -------------    -------------
Net lease revenue (notes 1 and 3)                         $105,145          $121,550          $357,771          $355,780

Other operating expenses:
    Depreciation                                            56,058            61,956           173,584           192,191
    Other general and administrative expenses                9,368             6,966            23,633            19,428
                                                          --------          --------          --------          --------
                                                            65,426            68,922           197,217           211,619
                                                          --------          --------          --------          --------
       Earnings from operations                             39,719            52,628           160,554           144,161

Other income:
    Interest income                                          3,226             2,925            10,636             9,074
    Net gain on disposal of equipment                       35,166            23,812            89,098            54,006
                                                          --------          --------          --------          --------
                                                            38,392            26,737            99,734            63,080
                                                          --------          --------          --------          --------
       Net earnings                                       $ 78,111          $ 79,365          $260,288          $207,241
                                                          ========          ========          ========          ========
Allocation of net earnings:
    General partners                                      $ 24,625          $ 20,719          $ 69,510          $ 59,407
    Limited partners                                        53,486            58,646           190,778           147,834
                                                          --------          --------          --------          --------
                                                          $ 78,111          $ 79,365          $260,288          $207,241
                                                          ========          ========          ========          ========
Limited partners' per unit share of net earnings          $   5.74          $   6.29          $  20.48          $  15.87
                                                          ========          ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                            Nine Months Ended
                                                    ---------------------------------
                                                    September 30,       September 30,
                                                        1998                1997
                                                    -------------       -------------
Net cash provided by operating activities             $ 319,759           $ 386,248

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                 216,118             166,583

Cash flows used in financing activities:
    Distribution to partners                           (604,780)           (553,032)
                                                      ---------           ---------
Net decrease in cash and cash equivalents               (68,903)               (201)

Cash and cash equivalents at January 1                  347,836             331,167
                                                      ---------           ---------
Cash and cash equivalents at September 30             $ 278,933           $ 330,966
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

          As of September 30, 1998, the Partnership owned and operated 778 twenty-foot and 781 forty-foot marine dry cargo containers.

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
          Lease receivables, net of doubtful accounts of $17,874
            at September 30, 1998 and $22,298 at December 31, 1997          $205,067          $214,636
          Less:
          Direct operating payables and accrued expenses                      31,564            79,696
          Damage protection reserve                                           26,411            23,056
          Base management fees                                                33,112            28,980
          Reimbursed administrative expenses                                   3,765             4,207
          Incentive fees                                                      20,616            21,920
                                                                            --------          --------
                                                                            $ 89,599          $ 56,777
                                                                            ========          ========

                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997, was as follows:


                                                          Three Months Ended                   Nine Months Ended
                                                     ------------------------------     -------------------------------
                                                     September 30,    September 30,     September 30,     September 30,
                                                         1998              1997              1998              1997
                                                     -------------    -------------     -------------     -------------
          Rental revenue                               $208,816          $225,696          $651,381          $697,624
          Less:
          Rental equipment operating expenses            55,764            53,297           143,855           192,917
          Base management fees                           14,783            15,624            45,205            48,274
          Reimbursed administrative expenses             13,000            12,587            39,149            38,846
          Incentive fees                                 20,124            22,638            65,401            61,807
                                                       --------          --------          --------          --------
                                                       $105,145          $121,550          $357,771          $355,780
                                                       ========          ========          ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      During the first nine months of 1998, the Registrant disposed of 142 containers as part of its ongoing operations. At September 30, 1998, 74% of the original equipment remained in the Registrant's fleet, as compared to 81% at December 31, 1997, and was comprised of the following:


                                                  20-Foot          40-Foot
                                                  -------          -------
          Containers on lease:
                Term leases                          58                65
                Master leases                       541               569
                                                    ---               ---
                    Subtotal                        599               634

          Containers off lease                      179               147
                                                    ---               ---
                Total container fleet               778               781
                                                    ===               ===

                                                            20-Foot            40-Foot
                                                         -------------      -------------
                                                         Units      %       Units      %
                                                         -----     ---      -----     ---
          Total purchases                                1,001     100%     1,104     100%
               Less disposals                              223      22%       323      29%
                                                         -----     ---      -----     ---
          Remaining fleet at September 30, 1998            778      78%       781      71%
                                                         =====     ===      =====     ===

      During the third quarter of 1998, distributions from operations and sales proceeds amounted to $210,218, reflecting distributions to the general and limited partners for the second quarter of 1998. This is an increase from the $197,281 distributed during the second quarter of 1998, reflecting distributions for the first quarter of 1998. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      Net lease revenue for the three and nine-month periods ended September 30, 1998 was $105,145 and $357,771, respectively, a decrease of approximately 13% and an increase of less than 1% from the respective three and nine-month periods in the prior year. Approximately 45% and 34%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998 were from gain on disposal of equipment, as compared to 30% and 26%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $208,816 and $651,381, respectively, reflecting a decline of 7% when compared to the same three and nine-month periods in 1997. Gross rental revenue was primarily impacted by the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 2% and 4%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:


                                                        Three Months Ended              Nine Months Ended
                                                   ----------------------------    ----------------------------
                                                   September 30,  September 30,    September 30,  September 30,
                                                       1998            1997            1998            1997
                                                   -------------  -------------    -------------  -------------
      Average fleet size (measured in twenty-
          foot equivalent units (TEU))                 2,360           2,659           2,454           2,748
      Average Utilization                                 80%             79%             81%             76%

      The Registrant's declining fleet size contributed to a 10% decline in depreciation expense when compared to each of the same three and nine-month periods in the prior year. Rental equipment operating expenses were 27% and 22%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 24% and 28%, respectively, during the same three and nine-month periods ended September 30, 1997.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

         Exhibit
           No.                             Description                                   Method of Filing
         -------      --------------------------------------------------------       ------------------------
           3(a)       Limited Partnership Agreement of the Registrant, amended       *
                      and restated as of December 1, 1986

           3(b)       Certificate of Limited Partnership of the Registrant           **

           27         Financial Data Schedule                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


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

                                       IEA INCOME FUND VII
                                       (A California Limited Partnership)


                                       By  Cronos Capital Corp.
                                           The Managing General Partner


                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of
                                           Cronos Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC


Date: November 13, 1998

                                  EXHIBIT INDEX

Exhibit
  No.                             Description                                   Method of Filing
-------      --------------------------------------------------------       ------------------------
  3(a)       Limited Partnership Agreement of the Registrant, amended       *
             and restated as of December 1, 1986

  3(b)       Certificate of Limited Partnership of the Registrant           **

  27         Financial Data Schedule                                        Filed with this document


-----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)