Form 10-Q
period 1999-03-31
IEA INCOME FUND VII
filed 1999-05-12
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                                      4


            Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)                5


            Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)                6


            Notes to Financial Statements (unaudited)                                                              7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            12


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                     13


  Item 3.   Defaults Upon Senior Securities                                                                       13


  Item 5.   Other Information                                                                                     13


  Item 6.   Exhibits and Reports on Form 8-K                                                                      15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                                 ----------           -------------
                    Assets
Current assets:
   Cash and cash equivalents, includes $363,640 at March 31, 1999 and
       $278,040 at December 31, 1998 in interest-bearing accounts                $  363,740            $  278,140
   Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                              109,567               134,960
                                                                                 ----------            ----------

           Total current assets                                                     473,307               413,100
                                                                                 ----------            ----------

Container rental equipment, at cost                                               3,313,021             3,707,535
   Less accumulated depreciation                                                  2,106,213             2,319,154
                                                                                 ----------            ----------
       Net container rental equipment                                             1,206,808             1,388,381
                                                                                 ----------            ----------

                                                                                 $1,680,115            $1,801,481
                                                                                 ==========            ==========
              Partners' Capital

Partners' capital:
   General partners                                                              $   33,241            $   29,386

   Limited partners                                                               1,646,874             1,772,095
                                                                                 ----------            ----------

           Total partners' capital                                                1,680,115             1,801,481
                                                                                 ----------            ----------

                                                                                 $1,680,115            $1,801,481
                                                                                 ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                 Three Months Ended
                                                            ----------------------------
                                                            March 31,           March 31,
                                                              1999                1998
                                                            --------            --------
Net lease revenue (notes 1 and 3)                           $ 77,050            $132,892

Other operating expenses:
  Depreciation                                                50,386              59,598
  Other general and administrative expenses                    9,515               8,727
                                                            --------            --------
                                                              59,901              68,325
                                                            --------            --------
    Earnings from operations                                  17,149              64,567

Other income:
  Interest income                                              3,161               3,901
  Net gain on disposal of equipment                           36,199              20,137
                                                            --------            --------
                                                              39,360              24,038
                                                            --------            --------
    Net earnings                                            $ 56,509            $ 88,605
                                                            ========            ========

Allocation of net earnings:
  General partners                                          $ 21,642            $ 21,461
  Limited partners                                            34,867              67,144
                                                            --------            --------
                                                            $ 56,509            $ 88,605
                                                            --------            --------

Limited partners' per unit share of net earnings            $   3.74            $   7.21
                                                            ========            ========




   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                -------------------------------
                                                                 March 31,             March 31,
                                                                   1999                  1998
                                                                ---------             ---------
Net cash provided by operating activities                       $  85,826             $  71,774


Cash flows provided by investing activities:
  Proceeds from disposal of equipment                             177,650                69,180

Cash flows used in financing activities:
  Distribution to partners                                       (177,876)             (197,281)
                                                                ---------             ---------

Net increase (decrease) in cash and cash equivalents               85,600               (56,327)

Cash and cash equivalents at January 1                            278,140               347,836
                                                                ---------             ---------

Cash and cash equivalents at March 31                           $ 363,740             $ 291,509
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


                                                                    (Continued)

                              IEA INCOME FUND VII,
                        A California Limited Partnership

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

(2)      Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                                 March 31,          December 31,
                                                                                   1999                1998
                                                                                 --------           ------------
               Lease receivables, net of doubtful accounts of $15,775
                  at March 31, 1999 and $22,438 at December 31, 1998             $241,846            $286,993
               Less:
               Direct operating payables and accrued expenses                      49,682              74,866
               Damage protection reserve                                           18,065              20,870
               Base management fees                                                31,586              32,974
               Reimbursed administrative expenses                                   3,122               3,559
               Incentive fees                                                      29,824              19,764
                                                                                 --------            --------
                                                                                 $109,567            $134,960
                                                                                 ========            ========



                                                                    (Continued)

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenues for the three-month periods ended March 31, 1999 and 1998 were as follows:


                                                                  Three Months Ended
                                                              ----------------------------
                                                              March 31,           March 31,
                                                                1999                1998
                                                              --------            --------
               Rental revenue (note 4)                        $165,670            $229,549

               Less:
               Rental equipment operating expenses              38,511              43,452
               Base management fees                             12,256              15,753
               Reimbursed administrative expenses                8,028              15,532
               Incentive fees                                   29,825              21,920
                                                              --------            --------
                                                              $ 77,050            $132,892
                                                              ========            ========


(4)      Operating Segment

         The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, of which operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

         The Partnership derives its revenues from owing and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 683 twenty-foot and 628 forty-foot marine dry cargo containers.

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


                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

           During the first three months of 1999, the Registrant disposed of 163 containers as part of its ongoing operations. At March 31, 1999, 62% of the original equipment remained in the Registrant's fleet, as compared to 70% at December 31, 1998, and was comprised of the following:


                                                        20-Foot        40-Foot
                                                        -------        -------
               Containers on lease:
                         Term leases                      104            157
                         Master leases                    402            351
                                                          ---            ---
                                  Subtotal                506            508

               Containers off lease                       177            120
                                                          ---            ---

                         Total container fleet            683            628
                                                          ===            ===


                                                                    20-Foot                             40-Foot
                                                            ----------------------             ----------------------
                                                            Units               %              Units               %
                                                            -----              ---             -----              ---
               Total purchases                              1,001              100%            1,104              100%
                         Less disposals                       318               32%              476               43%
                                                            -----              ---             -----              ---

               Remaining fleet at March 31, 1999              683               68%              628               57%
                                                            =====              ===             =====              ===


           During the first quarter of 1999, distributions from operations and sales proceeds amounted to $177,876, reflecting distributions to the general and limited partners for the fourth quarter of 1998. This represents a decline from the $181,111 distributed during the fourth quarter of 1998, reflecting distributions for the third quarter of 1998. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

           Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three- month period ended March 31, 1998.

           Net lease revenue for the three-month period ended March 31, 1999 was $77,050, a decrease of approximately 42% from the same three-month period in the prior year. Approximately 64% of the Registrant's net earnings for the three-month period ended March 31, 1999 were from gain on disposal of equipment, as compared to 23% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

           Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $165,670, reflecting a decline of 28% from the same three-month period in 1998. Gross rental revenue was primarily impacted by the reduction in the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 6% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and 1998 were as follows:


                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 1999               1998
                                                                               ---------          ---------
               Average fleet size (measured in twenty-foot equivalent
                     units (TEU))                                                2,066             2,530
               Average Utilization                                                  79%               81%

           The Registrant's declining fleet size contributed to a 15% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 23% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 19% during the three-month period ended March 31, 1998.

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

           Cautionary Statement

           This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable

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

           In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation which are now under review.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits


           Exhibit
              No.                        Description                                           Method of Filing
           -------        ----------------------------------------------------            ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,                *
                          amended and restated as of December 1, 1986

              3(b)        Certificate of Limited Partnership of the Registrant            **

              27          Financial Data Schedule                                         Filed with this document

(b)         Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.








--------------

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


                                       IEA INCOME FUND VII,
                                       A California Limited Partnership


                                       By  Cronos Capital Corp.
                                           The Managing General Partner


                                       By  /s/ Dennis J. Tietz
                                           ----------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC





Date: May 15, 1999

                                  EXHIBIT INDEX


           Exhibit
              No.                        Description                                           Method of Filing
           -------        ----------------------------------------------------            ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,                *
                          amended and restated as of December 1, 1986

              3(b)        Certificate of Limited Partnership of the Registrant            **

              27          Financial Data Schedule                                         Filed with this document




---------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)


** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)