Form 10-Q
period 1999-06-30
IEA INCOME FUND VII
filed 1999-08-13
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                                             4

           Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited)               5

           Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)                         6

           Notes to Financial Statements (unaudited)                                                                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                           13

  Item 3.  Defaults Upon Senior Securities                                                                             13

  Item 5.  Other Information                                                                                           13

  Item 6.  Exhibits and Reports on Form 8-K                                                                            14

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

     Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                               June 30,         December 31,
                                                                                 1999               1998
                                                                              ----------        ------------

                       Assets
Current assets:
    Cash and cash equivalents, includes $324,514 at June 30, 1999 and
       $278,040 at December 31, 1998 in interest-bearing accounts             $  325,920         $  278,140
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                            60,706            134,960
                                                                              ----------         ----------

           Total current assets                                                  386,626            413,100
                                                                              ----------         ----------

Container rental equipment, at cost                                            3,039,326          3,707,535
    Less accumulated depreciation                                              1,955,351          2,319,154
                                                                              ----------         ----------
       Net container rental equipment                                          1,083,975          1,388,381
                                                                              ----------         ----------

                                                                              $1,470,601         $1,801,481
                                                                              ==========         ==========
                       Partners' Capital

Partners' capital:
    General partners                                                          $   37,409         $   29,386
    Limited partners                                                           1,433,192          1,772,095
                                                                              ----------         ----------

           Total partners' capital                                             1,470,601          1,801,481
                                                                              ----------         ----------

                                                                              $1,470,601         $1,801,481
                                                                              ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            Three Months Ended                  Six Months Ended
                                                         -------------------------         -------------------------
                                                         June 30,         June 30,         June 30,         June 30,
                                                           1999             1998             1999             1998
                                                         --------         --------         --------         --------
Net lease revenue (notes 1 and 3)                        $ 48,443         $119,734         $125,493         $252,626

Other operating expenses:
    Depreciation                                           33,977           57,928           84,363          117,526
    Other general and administrative expenses               3,866            5,538           13,381           14,265
                                                         --------         --------         --------         --------
                                                           37,843           63,466           97,744          131,791
                                                         --------         --------         --------         --------

       Earnings from operations                            10,600           56,268           27,749          120,835

Other income:
    Interest income                                         3,575            3,509            6,736            7,410
    Net gain on disposal of equipment                      44,741           33,795           80,940           53,932
                                                         --------         --------         --------         --------
                                                           48,316           37,304           87,676           61,342
                                                         --------         --------         --------         --------

       Net earnings                                      $ 58,916         $ 93,572         $115,425         $182,177
                                                         ========         ========         ========         ========

Allocation of net earnings:
    General partners                                     $ 31,012         $ 23,424         $ 52,654         $ 44,885
    Limited partners                                       27,904           70,148           62,771          137,292
                                                         --------         --------         --------         --------

                                                         $ 58,916         $ 93,572         $115,425         $182,177
                                                         ========         ========         ========         ========

Limited partners' per unit share of net earnings         $   3.00         $   7.53         $   6.74         $  14.74
                                                         ========         ========         ========         ========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Six Months Ended
                                                             ----------------------------
                                                              June 30,          June 30,
                                                               1999               1998
                                                             ---------          ---------
Net cash provided by operating activities                    $ 162,493          $ 213,769

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                        331,593            143,237

Cash flows used in financing activities:
    Distribution to partners                                  (446,306)          (394,562)
                                                             ---------          ---------

Net increase (decrease) in cash and cash equivalents            47,780            (37,556)

Cash and cash equivalents at January 1                         278,140            347,836
                                                             ---------          ---------

Cash and cash equivalents at June 30                         $ 325,920          $ 310,280
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

          As of June 30, 1999, the Partnership owned and operated 631 twenty-foot and 563 forty-foot marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                        June 30,       December 31,
                                                                          1999             1998
                                                                        --------       ------------
         Lease receivables, net of doubtful accounts of $18,773
             at June 30, 1999 and $22,438 at December 31, 1998          $182,034         $286,993
         Less:
         Direct operating payables and accrued expenses                   46,415           74,866
         Damage protection reserve                                        15,423           20,870
         Base management fees                                             30,997           32,974
         Reimbursed administrative expenses                                2,620            3,559
         Incentive fees                                                   25,873           19,764
                                                                        --------         --------
                                                                        $ 60,706         $134,960
                                                                        ========         ========


                                                                     (Continued)

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998, was as follows:


                                                        Three Months Ended                 Six Months Ended
                                                     -------------------------         -------------------------
                                                     June 30,         June 30,         June 30,         June 30,
                                                       1999             1998             1999             1998
                                                     --------         --------         --------         --------
         Rental revenue (note 4)                     $126,335         $213,016         $292,005         $442,565
         Less:
         Rental equipment operating expenses           33,936           44,639           72,447           88,091
         Base management fees                          10,613           14,669           22,869           30,422
         Reimbursed administrative expenses             7,469           10,617           15,497           26,149
         Incentive fees                                25,874           23,357           55,699           45,277
                                                     --------         --------         --------         --------
                                                     $ 48,443         $119,734         $125,493         $252,626
                                                     ========         ========         ========         ========



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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 631 twenty-foot and 563 forty-foot marine dry cargo containers.

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     During the first six months of 1999, the Registrant disposed of 280 containers as part of its ongoing operations. At June 30, 1999, 57% of the original equipment remained in the Registrant's fleet, as compared to 70% at December 31, 1998, and was comprised of the following:


                                                 20-Foot          40-Foot
                                                 -------          -------
         Containers on lease:
               Term leases                          91              146
               Master leases                       392              328
                                                   ---              ---
                   Subtotal                        483              474

         Containers off lease                      148               89
                                                   ---              ---

               Total container fleet               631              563
                                                   ===              ===


                                                                 20-Foot                               40-Foot
                                                       ------------------------               ------------------------
                                                       Units                %                 Units                %
                                                       -----              -----               -----              -----
         Total purchases                               1,001                100%              1,104                100%
              Less disposals                             370                 37%                541                 49%
                                                       -----              -----               -----              -----
         Remaining fleet at June 30, 1999                631                 63%                563                 51%
                                                       =====              =====               =====              =====

     During the second quarter of 1999, distributions from operations and sales proceeds amounted to $268,430, reflecting distributions to the general and limited partners for the first quarter of 1999. This represents an increase from the $177,876 distributed during the first quarter of 1999, reflecting distributions for the fourth quarter of 1998. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to the limited partners in subsequent periods. Sales proceeds distributed to the limited partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $48,443 and $125,493, respectively, a decrease of approximately 60% and 50% from the respective three and six-month periods in the prior year. Approximately 76% and 70%, respectively, of the Registrant's net earnings for the three and six-month periods ended June 30, 1999 were from gain on disposal of equipment, as compared to 36% and 30%, respectively, for the same three and six-month periods in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $126,335 and $292,005, respectively, reflecting a decline of 41% and 34% from the same respective three and six-month periods in 1998. Gross rental revenue was primarily impacted by the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 8% and 7%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:


                                                             Three Months Ended              Six Months Ended
                                                            -----------------------       -----------------------
                                                            June 30,       June 30,       June 30,       June 30,
                                                              1999           1998           1999          1998
                                                            --------       --------       --------       --------
         Average fleet size (measured in twenty-foot
             equivalent units (TEU))                         1,849          2,446          1,960          2,494
         Average Utilization                                    80%            82%            80%            81%


     The Registrant's diminishing fleet size contributed to a 41% and 28% decline in depreciation expense respectively when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 27% and 25%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 21% and 20%, respectively, of the Registrant's gross lease revenue during the same three and six-month periods ended June 30, 1998.

Year 2000

The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

     Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

     Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3. Defaults Upon Senior Securities

     See Item 5. Other Information.


Item 5. Other Information

     In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

     The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit
          No.                            Description                                   Method of Filing
       -------                           -----------                                   ----------------
          3(a)         Limited Partnership Agreement of the Registrant, amended        *
                       and restated as of December 1, 1986

          3(b)         Certificate of Limited Partnership of the Registrant             **

          27           Financial Data Schedule                                          Filed with this document


(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.











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



                                       IEA INCOME FUND VII
                                       (A California Limited Partnership)


                                       By  Cronos Capital Corp.
                                           The Managing General Partner




                                       By  /s/ Dennis J. Tietz
                                           -----------------------------
                                           Dennis J. Tietz

                                           President and Director of
                                           Cronos Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC




Date:  August 16, 1999

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










----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-9351)