Form 10-Q
period 1999-09-30
IEA INCOME FUND VII
filed 1999-11-15
CIK 803511

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-16834

                            ------------------------

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

        444 MARKET STREET, 15TH FLOOR
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 677-8990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

         Balance Sheets -- September 30, 1999 (unaudited) and
         December 31, 1998...........................................    4

         Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited).....................    5

         Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998 (unaudited)...............................    6

         Notes to Financial Statements (unaudited)...................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13

Item 3.  Defaults Upon Senior Securities.............................   13

Item 5.  Other Information...........................................   13

Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                         ASSETS

Current assets:
Cash and cash equivalents, includes $261,667 at September
30, 1999 and $278,040 at December 31, 1998 in
  interest-bearing accounts.................................   $  261,741       $  278,140
Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       64,032          134,960
                                                               ----------       ----------
          Total current assets..............................      325,773          413,100
                                                               ----------       ----------
Container rental equipment, at cost.........................    2,727,196        3,707,535
  Less accumulated depreciation.............................    1,771,559        2,319,154
                                                               ----------       ----------
     Net container rental equipment.........................      955,637        1,388,381
                                                               ----------       ----------
                                                               $1,281,410       $1,801,481
                                                               ==========       ==========

                                     PARTNERS' CAPITAL

Partners' capital:
  General partners..........................................   $   37,197       $   29,386
  Limited partners..........................................    1,244,213        1,772,095
                                                               ----------       ----------
          Total partners' capital...........................    1,281,410        1,801,481
                                                               ----------       ----------
                                                               $1,281,410       $1,801,481
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)......     $62,493         $105,145         $187,986         $357,771
Other operating expenses:
  Depreciation.........................      29,740           56,058          114,103          173,584
  Other general and administrative
     expenses..........................       3,877            9,368           17,258           23,633
                                            -------         --------         --------         --------
                                             33,617           65,426          131,361          197,217
                                            -------         --------         --------         --------
     Earnings from operations..........      28,876           39,719           56,625          160,554
Other income:
  Interest income......................       2,790            3,226            9,526           10,636
  Net gain on disposal of equipment....      12,000           35,166           92,940           89,098
                                            -------         --------         --------         --------
                                             14,790           38,392          102,466           99,734
                                            -------         --------         --------         --------
     Net earnings......................     $43,666         $ 78,111         $159,091         $260,288
                                            =======         ========         ========         ========
Allocation of net earnings:
  General partners.....................     $23,074         $ 24,625         $ 75,728         $ 69,510
  Limited partners.....................      20,592           53,486           83,363          190,778
                                            -------         --------         --------         --------
                                            $43,666         $ 78,111         $159,091         $260,288
                                            =======         ========         ========         ========
Limited partners' per unit share of net
  earnings.............................     $  2.21         $   5.74         $   8.95         $  20.48
                                            =======         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................    $ 227,414        $ 319,759
Cash flows provided by investing activities:
  Proceeds from disposal of equipment.......................      435,349          216,118
Cash flows used in financing activities:
  Distribution to partners..................................     (679,162)        (604,780)
                                                                ---------        ---------
Net decrease in cash and cash equivalents...................      (16,399)         (68,903)
Cash and cash equivalents at January 1......................      278,140          347,836
                                                                ---------        ---------
Cash and cash equivalents at September 30...................    $ 261,741        $ 278,933
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

     As of September 30, 1999, the Partnership owned and operated 564 twenty-foot and 495 forty-foot marine dry cargo containers.

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

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Lease receivables, net of doubtful accounts of $22,262 at
  September 30, 1999 and $22,438 at December 31, 1998.......    $146,416        $286,993
Less:
Direct operating payables and accrued expenses..............      15,237          74,866
Damage protection reserve...................................      14,897          20,870
Base management fees........................................      30,508          32,974
Reimbursed administrative expenses..........................       1,978           3,559
Incentive fees..............................................      19,764          19,764
                                                                --------        --------
                                                                $ 64,032        $134,960
                                                                ========        ========

                              IEA INCOME FUND VII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

(3) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998, was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Rental revenue (note 4)................    $120,137         $208,816         $412,142         $651,381
Less:
Rental equipment operating expenses....      24,129           55,764           96,576          143,855
Base management fees...................       8,756           14,783           31,625           45,205
Reimbursed administrative expenses.....       4,996           13,000           20,493           39,149
Incentive fees.........................      19,763           20,124           75,462           65,401
                                           --------         --------         --------         --------
                                           $ 62,493         $105,145         $187,986         $357,771
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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 564 twenty-foot and 495 forty-foot marine dry cargo containers.

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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     During the first nine months of 1999, the Registrant disposed of 415 containers as part of its ongoing operations. At September 30, 1999, 50% of the original equipment remained in the Registrant's fleet, as compared to 70% at December 31, 1998, and was comprised of the following:

                                                                 20-FOOT            40-FOOT
                                                                 -------            -------
Containers on lease:
  Term leases..........................................             52                  82
  Master leases........................................            398                 347
                                                                   ---                 ---
     Subtotal..........................................            450                 429
Containers off lease...................................            114                  66
                                                                   ---                 ---
          Total container fleet........................            564                 495
                                                                   ===                 ===

                                                           20-FOOT         40-FOOT
                                                         ------------    ------------
                                                         UNITS     %     UNITS     %
                                                         -----    ---    -----    ---
Total purchases........................................  1,001    100%   1,104    100%
Less disposals.........................................    437     44%     609     55%
                                                         -----    ---    -----    ---
Remaining fleet at September 30, 1999..................    564     56%     495     45%
                                                         =====    ===    =====    ===

     During the third quarter of 1999, distributions from operations and sales proceeds amounted to $232,856, reflecting distributions to the general and limited partners for the second quarter of 1999. This represents a decrease from the $268,430 distributed during the second quarter of 1999, reflecting distributions for the first quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to the limited partners in subsequent periods. Sales proceeds distributed to the limited partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The Managing General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the Managing General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

     (2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine- month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $62,493 and $187,986, respectively, a decrease of approximately 41% and 47% from the respective three and nine-month periods in the prior year. Approximately 27% and 58%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1999 were from gain on disposal of equipment, as compared to 45% and 34%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $120,137 and $412,142, respectively, reflecting a decline of 43% and 37% from the same respective three and nine-month periods in 1998. Gross rental revenue was primarily impacted by the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 18% and 11%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
  equivalent units (TEU))....................      1,653           2,360           1,858           2,454
Average Utilization..........................         83%             80%             81%             81%

     The Registrant's diminishing fleet size contributed to a 47% and 34% decline in depreciation expense respectively when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 20% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1999, as compared to 27% and 22%, respectively, of the Registrant's gross lease revenue during the same three and nine-month periods ended September 30, 1998.

YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing (ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                          DESCRIPTION                           METHOD OF FILING
        -------                        -----------                       ------------------------
         3(a)     Limited Partnership Agreement of the Registrant,       *
                  amended and restated as of December 1, 1986
        3(b)      Certificate of Limited Partnership of the Registrant   **
        27        Financial Data Schedule                                Filed with this document

     (b) Reports on Form 8-K

     On August 20, 1999 and August 23, 1999, the Registrant filed a Report on Form 8-K and a Report on Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

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

                                          IEA INCOME FUND VII
                                          (A California Limited Partnership)

                                          By  Cronos Capital Corp.
                                             The Managing General Partner

                                          By  /s/ DENNIS J. TIETZ
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                              Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC

                                          By  /s/ PETER J. YOUNGER
                                             -----------------------------------
                                             Peter J. Younger
                                             Chief Financial Officer and
                                              Treasurer of Cronos Capital Corp.
                                              ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                               DESCRIPTION                             METHOD OF FILING
-------                             -----------                         ------------------------
  3(a)       Limited Partnership Agreement of the Registrant, amended   *
             and restated as of December 1, 1986
  3(b)       Certificate of Limited Partnership of the Registrant       **
    27       Financial Data Schedule                                    Filed with this document

---------------
 * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 3, 1986, included as part of Registration Statement on Form S-1 (No. 33-9351)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on
   Form S-1 (No. 33-9351)
                                       16