Form 10-Q
period 2000-03-31
IEA INCOME FUND VII
filed 2000-05-15
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from        TO
                                                        --------  --------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS




                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                                4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)          5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)          6


         Notes to Condensed Financial Statements (unaudited)                                                        7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                              12

PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                            March 31,      December 31,
                                                                              2000            1999
                                                                           ----------      -----------
                 Assets

Current assets:

   Cash and cash equivalents, includes $179,359 at March 31, 2000 and
      $182,946 at December 31, 1999 in interest-bearing accounts           $  179,464      $  183,046
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          71,356          47,207
                                                                           ----------      ----------

         Total current assets                                                 250,820         230,253
                                                                           ----------      ----------

Container rental equipment, at cost                                         2,387,327       2,606,588
   Less accumulated depreciation                                            1,574,004       1,708,194
                                                                           ----------      ----------
      Net container rental equipment                                          813,323         898,394
                                                                           ----------      ----------

            Total assets                                                   $1,064,143      $1,128,647
                                                                           ==========      ==========
            Partners' Capital

Partners' capital:
   General partners                                                        $   37,360      $   35,249
   Limited partners                                                         1,026,783       1,093,398
                                                                           ----------      ----------

         Total partners' capital                                           $1,064,143      $1,128,647
                                                                           ==========      ==========


         The accompanying notes are an integral part of these financial condensed statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                    ------------------------
                                                    March 31,      March 31,
                                                       2000           1999
                                                    ---------      ---------


Net lease revenue (notes 1 and 3)                   $  51,361      $  77,050

Other operating expenses:
  Depreciation                                         13,435         50,386
  Other general and administrative expenses             7,477          9,515
                                                    ---------      ---------
                                                       20,912         59,901
                                                    ---------      ---------

    Income from operations                             30,449         17,149

Other income:
  Interest income                                       1,792          3,161
  Net gain on disposal of equipment                    19,682         36,199
                                                    ---------      ---------
                                                       21,474         39,360
                                                    ---------      ---------

    Net income                                      $  51,923      $  56,509
                                                    =========      =========

Allocation of net income:
  General partners                                  $  13,753      $  21,642
  Limited partners                                     38,170         34,867
                                                    ---------      ---------

                                                    $  51,923      $  56,509
                                                    =========      =========

Limited partners' per unit share of net income      $    4.10      $    3.74
                                                    =========      =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                             Three Months Ended
                                                          -------------------------
                                                          March 31,       March 31,
                                                            2000            1999
                                                          ---------       ---------
Net cash provided by operating activities                 $  57,736       $  85,826

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                        55,110         177,650


Cash flows used in financing activities:
  Distribution to partners                                 (116,428)       (177,876)
                                                          ---------       ---------


Net increase (decrease) in cash and cash equivalents         (3,582)         85,600


Cash and cash equivalents at January 1                      183,046         278,140
                                                          ---------       ---------


Cash and cash equivalents at March 31                     $ 179,464       $ 363,740
                                                          =========       =========

         The accompanying notes are an integral part of these financial condensed statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

         The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include six individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the managing general partner. The Partnership shall continue until December 31, 2007, unless sooner terminated upon the occurrence of certain events.

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

     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.
                                       7

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                      March 31,         December 31,
                                                        2000               1999
                                                    -------------      -------------

Gross lease receivables                             $     194,098      $     154,580
Less:
Direct operating payables and accrued expenses             32,139             25,448
Damage protection reserve                                   9,714             14,388
Base management fees payable                               28,760             31,194
Reimbursed administrative expenses                          3,806              1,809
Allowance for doubtful accounts                            36,105             21,598
Incentive fees                                             12,218             12,936
                                                    -------------      -------------

Net lease receivables                               $      71,356      $      47,207
                                                    =============      =============


                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenues for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                            Three Months Ended
                                         ------------------------
                                         March 31,      March 31,
                                           2000           1999
                                         ---------      ---------
Rental revenue (note 4)                  $ 106,861      $ 165,670
Less:
Rental equipment operating expenses         29,800         38,511
Base management fees                         6,365         12,256
Reimbursed administrative expenses           7,116          8,028
Incentive fees                              12,219         29,825
                                         ---------      ---------

                                         $  51,361      $  77,050
                                         =========      =========




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

     The Partnership derives its revenues from marine dry cargo containers. As of March 31, 2000, the Partnership operated 498 twenty-foot and 423 forty-foot marine dry cargo containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     During the first three months of 2000, the Registrant disposed of 91 containers as part of its ongoing operations. At March 31, 2000, 44% of the original equipment remained in the Registrant's fleet, as compared to 48% at December 31, 1999, and was comprised of the following:



                                20-Foot      40-Foot
                                -------      -------
Containers on lease:
     Term leases                     48           72
     Master leases                  363          287
                                -------      -------
        Subtotal                    411          359

Containers off lease                 87           64
                                -------      -------

     Total container fleet          498          423
                                =======      =======


                                             20-Foot               40-Foot
                                       ----------------       ----------------
                                       Units        %         Units        %
                                       -----      -----       -----      -----
Total purchases                        1,001        100%      1,104        100%
     Less disposals                      503         50%        681         62%
                                       -----      -----       -----      -----
Remaining fleet at March 31, 2000        498         50%        423         38%
                                       =====      =====       =====      =====



     The Registrant's allowance for doubtful accounts increased from $21,598 at December 31, 1999 to $36,105 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 10 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     During the first quarter of 2000, distributions from operations and sales proceeds amounted to $116,428, reflecting distributions to the general and limited partners for the fourth quarter of 1999. This represents a decline from the $177,876 distributed during the fourth quarter of 1999, reflecting distributions for the third quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.

2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $51,361, a decrease of approximately 33% from the same three-month period in the prior year. Approximately 38% of the Registrant's net income for the three-month period ended March 31, 2000 was from gain on disposal of equipment, as compared to 64% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net income and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $106,861, reflecting a decline of 36% from the same three-month period in 1999. Gross rental revenue was primarily impacted by the reduction in the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 18% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                     Three Months Ended
                                                 --------------------------
                                                  March 31,       March 31,
                                                   2000            1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))                           1,424           2,066

Average utilization                                     83%             79%



     The Registrant's declining fleet size contributed to a 73% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 28% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 23% during the three-month period ended March 31, 1999.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of December 1, 1986


   3(b)       Certificate   of  Limited   Partnership   of  the    **
              Registrant


   27         Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.





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




                           IEA INCOME FUND VII,
                           A California Limited Partnership


                           By   Cronos Capital Corp.
                                The Managing General Partner




                           By   /s/ Dennis J. Tietz
                             --------------------------------------
                                Dennis J. Tietz
                                President and Director of Cronos
                                Capital Corp. ("CCC")
                                Principal Executive Officer of CCC




Date: May 15, 2000

                                  EXHIBIT INDEX


  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------

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