Form 10-Q
period 2000-06-30
IEA INCOME FUND VII
filed 2000-08-11
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____TO ____


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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                4


         Condensed Statements of Operations for the three and six months ended June
         30, 2000 and 1999 (unaudited)                                                             5


         Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999
         (unaudited)                                                                               6


         Notes to Condensed Financial Statements (unaudited)                                       7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                          -------------      -------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $180,717 at June 30, 2000 and
      $182,946 at December 31, 1999 in interest-bearing accounts          $     196,218      $     183,046
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            15,783             47,207
                                                                          -------------      -------------

         Total current assets                                                   212,001            230,253
                                                                          -------------      -------------

Container rental equipment, at cost                                           2,225,655          2,606,588
   Less accumulated depreciation                                              1,476,646          1,708,194
                                                                          -------------      -------------
      Net container rental equipment                                            749,009            898,394
                                                                          -------------      -------------

         Total assets                                                     $     961,010      $   1,128,647
                                                                          =============      =============

            Partners' Capital

Partners' capital:
   General partners                                                       $      36,236      $      35,249
   Limited partners                                                             924,774          1,093,398
                                                                          -------------      -------------

         Total partners' capital                                          $     961,010      $   1,128,647
                                                                          =============      =============


The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             Three Months Ended            Six Months Ended
                                                           -----------------------      ----------------------
                                                           June 30,       June 30,       June 30,     June 30,
                                                             2000           1999          2000          1999
                                                           --------       --------      --------      --------
Net lease revenue (notes 1 and 3)                          $ 34,939       $ 48,443      $ 86,300      $125,493

Other operating expenses:
  Depreciation                                               12,769         33,977        26,204        84,363
  Other general and administrative expenses                  15,851          3,866        23,328        13,381
                                                           --------       --------      --------      --------
                                                             28,620         37,843        49,532        97,744
                                                           --------       --------      --------      --------

    Income from operations                                    6,319         10,600        36,768        27,749

Other income:
  Interest income                                             2,003          3,575         3,795         6,736
  Net gain (loss) on disposal of equipment                     (656)        44,741        19,026        80,940
                                                           --------       --------      --------      --------
                                                              1,347         48,316        22,821        87,676
                                                           --------       --------      --------      --------

    Net income                                             $  7,666       $ 58,916      $ 59,589      $115,425
                                                           ========       ========      ========      ========

Allocation of net income(loss):
  General partners                                         $ 10,712       $ 31,012      $ 24,465      $ 52,654
  Limited partners                                           (3,046)        27,904        35,124        62,771
                                                           --------       --------      --------      --------

                                                           $  7,666       $ 58,916      $ 59,589      $115,425
                                                           ========       ========      ========      ========

Limited partners' per unit share of net income (loss)      $  (0.33)      $   3.00      $   3.77      $   6.74
                                                           ========       ========      ========      ========

The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                  Six Months Ended
                                               -----------------------
                                                June 30,        June 30,
                                                  2000            1999
                                               ---------       ---------
Net cash provided by operating activities      $ 104,088       $ 162,493

Cash provided by investing activities:
  Proceeds from disposal of equipment            136,310         331,593

Cash used in financing activities:
  Distribution to partners                      (227,226)       (446,306)
                                               ---------       ---------


Net increase in cash and cash equivalents         13,172          47,780


Cash and cash equivalents at January 1           183,046         278,140
                                               ---------       ---------


Cash and cash equivalents at June 30           $ 196,218       $ 325,920
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


                                       7                            (Continued)

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                       June 30,          December 31,
                                                         2000               1999
                                                    -------------      -------------
Gross lease receivables                             $     134,312      $     154,580

Less:
Direct operating payables and accrued expenses             12,458             25,448
Damage protection reserve                                   8,168             14,388
Base management fees payable                               27,371             31,194
Reimbursed administrative expenses                          6,438              1,809
Allowance for doubtful accounts                            50,439             21,598
Incentive fees                                             13,655             12,936
                                                    -------------      -------------
Net lease receivables                               $      15,783      $      47,207
                                                    =============      =============

                                       8                            (Continued)

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenues for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                       Three Months Ended            Six Months Ended
                                                    ------------------------      ------------------------
                                                     June 30,      June 30,       June 30,       June 30,
                                                       2000           1999           2000           1999
                                                    ---------      ---------      ---------      ---------

Rental revenue (note 4)                             $  90,299      $ 126,335      $ 197,160      $ 292,005
Less:
Rental equipment operating expenses                    29,400         33,936         59,200         72,447
Base management fees                                    5,079         10,613         11,444         22,869
Reimbursed administrative expenses                      7,225          7,469         14,341         15,497
Incentive fees                                         13,656         25,874         25,875         55,699
                                                    ---------      ---------      ---------      ---------

                                                    $  34,939      $  48,443      $  86,300      $ 125,493
                                                    =========      =========      =========      =========


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

     The Partnership derives its revenues from dry cargo marine containers. As of June 30, 2000, the Partnership operated 472 twenty-foot and 384 forty-foot dry cargo marine containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******


                                       9                             (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

     During the first six months of 2000, the Registrant disposed of 156 containers as part of its ongoing operations. At June 30, 2000, 41% of the original equipment remained in the Registrant's fleet, as compared to 48% at December 31, 1999, and was comprised of the following:




                                                  20-Foot   40-Foot
                                                  -------   -------
Containers on lease:
     Term leases                                      47       71
     Master leases                                   350      271
                                                     ---      ---
        Subtotal                                     397      342

Containers off lease                                  75       42
                                                     ---      ---

     Total container fleet                           472      384
                                                     ===      ===


                                                    20-Foot                40-Foot
                                               ----------------       ----------------
                                               Units          %       Units          %
                                               -----      -----       -----      -----

         Total purchases                       1,001        100%      1,104        100%
              Less disposals                     529         53%        720         65%
                                               -----      -----       -----      -----

         Remaining fleet at June 30, 2000        472         47%        384         35%
                                               =====      =====       =====      =====


     The Registrant's allowance for doubtful accounts increased from $21,598 at December 31, 1999 to $50,439 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately eight lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     During the second quarter of 2000, distributions issued from operations and sales proceeds amounted to $110,798, reflecting distributions due to the general and limited partners for the first quarter of 2000. This represents a decline from the $116,428 issued during the first quarter of 2000, reflecting distributions due for the fourth quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


                                       10                            (Continued)

2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

     Net lease revenue for the three and six-month periods ended June 30, 2000 was $34,939 and $86,300, respectively, a decrease of approximately 28% and 31% from the respective three and six-month periods in the prior year. None of the Registrant's net income was from gain on disposal of equipment during the three-month period ended June 30, 2000, compared with 76% for the same period ended June 30, 1999. Approximately 32% of the Registrant's net income for the six-month period ended June 30, 2000 was from gain on disposal of equipment, as compared to 70% for the same six-month period in the prior year.

     Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $90,299 and $197,160, respectively, reflecting a decline of 29% and 32% from the respective three and six-month periods in 1999. Gross rental revenue was primarily impacted by the reduction in the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 16% and 18%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                    Three Months Ended             Six Months Ended
                                                  -----------------------       -----------------------
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
       Average fleet size (measured in
          twenty-foot equivalent units (TEU))        1,258          1,849          1,353          1,960

       Average utilization                              88%            80%            85%            80%

     The Registrant's declining fleet size contributed to reductions in depreciation expense of 62% and 69%, respectively, for the three and six-month periods ended June 30, 2000, when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses as a percent of the Registrant's gross lease revenue were 33% and 30%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 27% and 25%, respectively, during the three and six-month periods ended June 30, 1999.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            --------   ------------------------------------------------     ---------------------
             3(a)      Limited Partnership  Agreement of the Registrant,    *
                       amended and restated as of December 1, 1986

             3(b)      Certificate of Limited Partnership of the            **
                       Registrant

             27        Financial Data Schedule                              Filed with this document

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.









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




                                  IEA INCOME FUND VII,
                                  A California Limited Partnership


                                  By   Cronos Capital Corp.
                                       The Managing General Partner




                                  By   /s/ Dennis J. Tietz
                                    --------------------------------------------
                                       Dennis J. Tietz
                                       President and Director of Cronos Capital
                                         Corp. ("CCC")
                                       Principal Executive Officer of CCC




Date: August 14, 2000

                                           EXHIBIT INDEX


            Exhibit
              No.                       Description                            Method of Filing
            --------   ------------------------------------------------     ---------------------
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