Form 10-Q
period 2000-09-30
IEA INCOME FUND VII
filed 2000-11-14
CIK 803511

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          One Front Street, 15th Floor, San Francisco, California 94111
               (Address of principal executive offices)         (Zip Code)

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999           4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                               5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended September
         30, 2000 and 1999                                                                         6


         Notes to Condensed Financial Statements (unaudited)                                       7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                September 30,   December 31,
                                                                                    2000            1999
                                                                                 ----------      ----------
                 Assets

Current assets:
   Cash and cash equivalents, includes $151,642 at September 30, 2000
      and $182,946 at December 31, 1999 in interest-bearing accounts             $  172,487      $  183,046
   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                                34,034          47,207
                                                                                 ----------      ----------

         Total current assets                                                       206,521         230,253
                                                                                 ----------      ----------

Container rental equipment, at cost                                               2,041,100       2,606,588
   Less accumulated depreciation                                                  1,365,931       1,708,194
                                                                                 ----------      ----------
      Net container rental equipment                                                675,169         898,394
                                                                                 ----------      ----------

         Total assets                                                            $  881,690      $1,128,647
                                                                                 ==========      ==========

            Partners' Capital

Partners' capital:
   General partners                                                              $   33,654      $   35,249
   Limited partners                                                                 848,036       1,093,398
                                                                                 ----------      ----------

         Total partners' capital                                                 $  881,690      $1,128,647
                                                                                 ==========      ==========


    The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended                Nine Months Ended
                                                     ------------------------------   ------------------------------
                                                     September 30,   September 30,    September 30,   September 30,
                                                         2000            1999             2000            1999
                                                     -------------   -------------    -------------   -------------
Net lease revenue (Notes 1 and 3)                       $ 73,883       $ 62,493         $160,183         $187,986

Other operating expenses:
  Depreciation                                            11,966         29,740           38,170          114,103
  Other general and administrative expenses                7,515          3,877           30,843           17,258
                                                        --------       --------         --------         --------
                                                          19,481         33,617           69,013          131,361
                                                        --------       --------         --------         --------

    Income from operations                                54,402         28,876           91,170           56,625

Other income (loss):
  Interest income                                          1,956          2,790            5,751            9,526
  Net gain (loss) on disposal of equipment               (12,783)        12,000            6,243           92,940
                                                        --------       --------         --------         --------
                                                         (10,827)        14,790           11,994          102,466
                                                        --------       --------         --------         --------

    Net income                                          $ 43,575       $ 43,666         $103,164         $159,091
                                                        ========       ========         ========         ========

Allocation of net income:
  General partners                                      $  9,707       $ 23,074         $ 34,172         $ 75,728
  Limited partners                                        33,868         20,592           68,992           83,363
                                                        --------       --------         --------         --------

                                                        $ 43,575       $ 43,666         $103,164         $159,091
                                                        ========       ========         ========         ========

Limited partners' per unit share of net income          $   3.64       $   2.21         $   7.41         $   8.95
                                                        ========       ========         ========         ========


    The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Nine Months Ended
                                                             -------------------------
                                                             September 30,   September 30,
                                                                 2000            1999
                                                             -------------   -------------
Net cash provided by operating activities                    $ 160,670       $ 227,414

Cash provided by investing activities:
  Proceeds from disposal of equipment                          178,893         435,349

Cash used in financing activities:
  Distribution to Partners
                                                              (350,122)       (679,162)
                                                             ---------       ---------

Net decrease in cash and cash equivalents
                                                               (10,559)        (16,399)

Cash and cash equivalents, beginning of period                 183,046         278,140
                                                             ---------       ---------

Cash and cash equivalents, end of period                     $ 172,487       $ 261,741
                                                             =========       =========


    The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

         The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include nine individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the managing general partner. The Partnership shall continue until December 31, 2007, unless sooner terminated upon the occurrence of certain events.

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

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                           September 30,  December 31,
                                                               2000          1999
                                                             --------      --------
Gross lease receivables                                      $144,235      $154,580
Less:
Direct operating payables and accrued expenses                 28,627        25,448
Damage protection reserve                                       9,702        14,388
Base management fees payable                                   28,458        31,194
Reimbursed administrative expenses                              4,775         1,809
Allowance for doubtful accounts                                29,655        21,598
Incentive fees                                                  8,984        12,936
                                                             --------      --------

Net lease receivables                                        $ 34,034      $ 47,207
                                                             ========      ========



                                                                     (Continued)

                              IEA INCOME FUND VII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:


                                                 Three Months Ended               Nine Months Ended
                                           -----------------------------    ----------------------------
                                           September 30,    September 30,  September 30,    September 30,
                                                2000            1999            2000            1999
                                           -------------   -------------   -------------    -----------
       Rental revenue                        $ 83,011      $   120,137     $   280,171      $  412,142
       Less:
       Rental equipment operating expenses     (8,396)          24,129          50,804          96,576
       Base management fees                     7,254            8,756          18,698          31,625
       Reimbursed administrative expenses       1,286            4,996          15,627          20,493
       Incentive fees                           8,984           19,763          34,859          75,462
                                             --------      -----------     -----------      ----------

                                             $ 73,883      $    62,493     $   160,183      $  187,986
                                             ========      ===========     ===========      ==========

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

     The Partnership derives its revenues from dry cargo marine containers. As of September 30, 2000, the Partnership operated 430 twenty-foot and 354 forty-foot dry cargo marine containers.

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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

        During the first nine months of 2000, the Registrant disposed of 228 containers as part of its ongoing operations. At September 30, 2000, 37% of the original equipment remained in the Registrant's fleet, as compared to 48% at December 31, 1999, and was comprised of the following:

                                                 20-Foot               40-Foot
                                                 -------               -------
       Containers on lease:
            Term leases                             47                    69
            Master leases                          314                   256
                                                   ---                   ---
               Subtotal                            361                   325

       Containers off lease                         69                    29
                                                   ---                   ---

            Total container fleet                  430                   354
                                                   ===                   ===

                                                      20-Foot               40-Foot
                                                 ----------------      ---------------
                                                  Units      %          Units     %
                                                 -------  -------      ------- -------
       Total purchases                           1,001     100%        1,104     100%
            Less disposals                         571      57%          750      68%
                                                 -----     ----        -----     ---

       Remaining fleet at September 30, 2000       430      43%          354      32%
                                                 =====     ====        =====     ===

     The Registrant's allowance for doubtful accounts increased from $21,598 at December 31, 1999 to $29,655 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

     During the third quarter of 2000, distributions made from operations and sales proceeds amounted to $122,896, reflecting distributions due to the general and limited partners for the second quarter of 2000. This represents an increase from the $110,798 issued during the second quarter of 2000, reflecting distributions due for the first quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. The $12,098 increase in distributions issued during the current quarter was in fact due to a rise in sales proceeds from container disposals for the second quarter of 2000.

     During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.



                                                                     (continued)

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

     Net lease revenue for the three and nine-month periods ended September 30, 2000 was $73,883 and $160,183, respectively, an increase of approximately 18% and a decrease of approximately 15% from the respective three and nine-month periods in the prior year. Net income from the gain on disposal of equipment was 0% for the three-month period ended September 30, 2000, compared with 27% for the same period ended September 30, 1999. Approximately 6% of the Registrant's net income for the nine-month period ended September 30, 2000 was from gain on disposal of equipment, as compared to 58% for the same nine-month period in the prior year.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $83,011 and $280,171, respectively, reflecting a decline of 31% and 32% from the respective three and nine-month periods in 1999. Gross rental revenue was primarily impacted by the reduction in the Registrant's fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 10% and 16%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:


                                                 Three Months Ended                Nine Months Ended
                                           ------------------------------   ------------------------------
                                           September 30,    September 30,   September 30,    September 30,
                                                2000            1999            2000             1999
                                           -------------    -------------   -------------    -------------
       Average fleet size (measured in
          twenty-foot equivalent units
          (TEU))                               1,168            1,653            1,297            1,858
       Average utilization                        89%              83%              86%              81%

     The Registrant's declining fleet size contributed to reductions in depreciation expense of 60% and 67%, respectively, for the three and nine-month periods ended September 30, 2000, when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses as a percent of the Registrant's gross lease revenue were (10%) and 18%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 20% and 23%, respectively, during the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts.


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

(a)  Exhibits

            Exhibit
              No.                       Description                            Method of Filing
              ---                       -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,        *
                       amended and restated as of December 1, 1986

             3(b)      Certificate of Limited Partnership of the               **
                       Registrant

             27        Financial Data Schedule                                 Filed with this document

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.



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


Date: November 14, 2000

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